Form 10-K405
TRW INC
filed 1995-03-24
CIK 100030

                                                                [TRW logo]


1994

SEC FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K
      (MARK ONE)
         [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                            OR
         [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-2384

                                    TRW INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  OHIO                                   34-0575430
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

  1900 RICHMOND ROAD, CLEVELAND, OHIO                      44124
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (216) 291-7000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                                              NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                        ON WHICH REGISTERED
        -----------------------------------------                          ----------------------------
        Common Stock, par value $0.625 per share                           New York Stock Exchange
                                                                           Chicago Stock Exchange
                                                                           Pacific Stock Exchange
                                                                           Philadelphia Stock Exchange

        Rights to Purchase Cumulative Redeemable                           New York Stock Exchange
          Serial Preference Stock II, Series 4                             Chicago Stock Exchange
                                                                           Pacific Stock Exchange
                                                                           Philadelphia Stock Exchange

        Cumulative Serial Preference Stock II,                             New York Stock Exchange
          $4.40 Convertible Series 1

        Cumulative Serial Preference Stock II,                             New York Stock Exchange
          $4.50 Convertible Series 3

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes  X   No
                                                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ X ]

The aggregate market value of the registrant's voting stock held by non-affiliates was $4,229,613,216 as of March 3, 1995. This amount was computed on the basis of the closing price of the registrant's voting securities included in the NYSE-Composite Transactions report for such date, as published in the Midwest edition of The Wall Street Journal or, in the case of the registrant's voting cumulative preference stock, for the date of the most recent trade, as reported in the Dow Jones News Retrieval Service.

As of March 3, 1995 there were 64,862,758 shares of TRW Common Stock, $0.625 par value, outstanding.

The following documents have been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement dated March 14, 1995                                     Part III
TRW Annual Report to Security Holders for the year ended December 31,
  1994                                                                       Parts I, II and IV

                                    TRW INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1994

PART I                                                                                           PAGE
------                                                                                           ----
Item 1.   Business...............................................................................    1

Item 2.   Properties.............................................................................    5

Item 3.   Legal Proceedings......................................................................    6

Item 4.   Submission of Matters to a Vote of Security Holders....................................    6

Executive Officers of the Registrant.............................................................    7

PART II
-------
Item 5.   Market for Registrant's Common Equity and
               Related Stockholder Matters.......................................................    8

Item 6.   Selected Financial Data................................................................    9

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.........................................................    9

Item 8.   Financial Statements and Supplementary Data............................................    9

Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............................................    9

PART III
--------
Item 10.  Directors and Executive Officers of
               the Registrant....................................................................    9

Item 11.  Executive Compensation.................................................................   10

Item 12.  Security Ownership of Certain Beneficial
               Owners and Management.............................................................   10

Item 13.  Certain Relationships and Related Transactions.........................................   10

PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K...............................................................   10

                                     PART I

ITEM 1.  BUSINESS
-------  --------

                 INDUSTRY SEGMENTS AND PRODUCT CLASSIFICATIONS

     TRW is an international company that provides advanced technology products and services. The principal businesses of TRW and its subsidiaries are the design, manufacture and sale of products and the performance of systems engineering, research and technical services for industry and the United States Government in three industry segments: Automotive; Space & Defense; and Information Systems & Services. TRW's principal products and services include automotive systems and components; spacecraft; software and systems engineering support services; electronic systems, equipment and services; and information systems and services. TRW was incorporated under the laws of Ohio on June 17, 1916. As used herein the terms "TRW" and the "Company" refer to TRW Inc. or to TRW Inc. and its subsidiaries or to a subsidiary of TRW Inc.

AUTOMOTIVE

     TRW's Automotive segment designs, manufactures and sells a broad range of steering, suspension, engine, safety, engineered fastening, electrical, electronic, electromechanical and other components and systems as original equipment for passenger cars, commercial vehicles, trucks, buses, farm machinery and off-highway vehicles. These products include occupant safety systems such as seat belt systems and inflatable restraint systems, manual and power steering gears, engine valves and valve train components, suspension components, electronic monitoring and control systems, electromechanical assemblies, fasteners, stud welding systems and other components. TRW also manufactures and sells, for use as aftermarket parts, a broad line of engine and chassis parts for cars, trucks, off-highway vehicles and other miscellaneous uses.

     Automotive original equipment included in this industry segment is sold primarily to original equipment manufacturers. Aftermarket parts manufactured by TRW are sold to original equipment manufacturers and others for resale through their own independent distribution networks.

SPACE & DEFENSE

     TRW's Space & Defense segment includes spacecraft, software and systems engineering support services and electronic systems, equipment and services.

     The Company's spacecraft activities include the design and manufacture of spacecraft equipment, propulsion subsystems, electro-optical and instrument systems, spacecraft payloads, high-energy lasers and laser technology and other high-reliability components. TRW's software and systems engineering support services are in the fields of command and control, security for defense and nondefense applications, counterterrorism, undersea surveillance, antisubmarine warfare and other high-technology space and defense mission support systems, management of radioactive waste, automated fingerprint matching, upgrading of the nation's air traffic control program and other civilian applications. The Company's electronic systems, equipment and services include the design and manufacture of communications systems, avionics systems (such as unmanned aerial vehicles) and other electronic technologies for space and defense applications.

     Products and services in this industry segment are sold and distributed principally to the United States Government. TRW's spacecraft business involves the sale to the United States Government of subsystems and components for space propulsion and unmanned spacecraft for defense, scientific research and communications purposes. TRW has designed and built a significant number of unmanned spacecraft and is currently participating in a number of spacecraft programs. Sales to the United States Government of software and systems engineering support services include a wide variety of computer software systems and analytical services for space and defense applications. Sales to the United States Government of electronic systems, equipment and services consist of systems and subsystems for defense and space applications, including communications, command and control, guidance, navigation, electric power, sensing and electronic display equipment. While classified projects are not discussed herein, the operating results relating to classified projects are included in the Company's consolidated financial statements and the business risks associated with such projects do not differ materially from those of other projects for the United States Government.

     TRW also performs diverse testing and general research projects in many of the technical disciplines related to its Space & Defense products and services under both private and United States Government contracts, including several advanced defense system projects.

INFORMATION SYSTEMS & SERVICES

     TRW's Information Systems & Services segment includes consumer credit information services, real estate information services, direct marketing services, imaging systems engineering and integration services and business credit information services.

     Products and services in this industry segment are sold primarily to commercial entities. Consumer and business credit information services are sold primarily to credit-granting organizations and businesses. Real estate information services are sold to financial institutions, title companies and other customers. Marketing services are sold primarily to direct marketing customers. Imaging systems engineering and integration services are sold to financial institutions and other businesses.

                          RESULTS BY INDUSTRY SEGMENT

     Reference is made to the information relating to the Company's industry segments, including sales, operating profit and identifiable assets attributable to each segment for each of the years 1992 through 1994, presented under the note entitled "Industry segments" in the Notes to Financial Statements on pages 37 through 39 of the TRW 1994 Annual Report. Such information is incorporated herein by reference.

                        FOREIGN AND DOMESTIC OPERATIONS

     TRW manufactures products and has facilities in various countries throughout the world. TRW's principal operations outside the United States are in Australia, Austria, Brazil, Canada, Czech Republic, France, Germany, India, Italy, Japan, Malaysia, Mexico, Poland, South Korea, Spain, Taiwan, Thailand, the United Kingdom and Venezuela. TRW also exports products manufactured by it in the United States. Such export sales accounted for 7% of total sales during 1994, 6% of total sales during 1993 and 4% during 1992, or $638 million, $438 million and $352 million, respectively.

     TRW's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, customary exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, exposure to possible expropriation or other government actions, unsettled political conditions and foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons. Most of the identifiable assets associated with TRW's foreign operations are located in countries where the Company believes such risks to be minimal.

     Reference is made to the information relating to the dollar amounts of sales, operating profit and identifiable assets by geographic area for each of the years 1992 through 1994 presented under the note entitled "Geographic segments" in the Notes to Financial Statements on page 39 of the TRW 1994 Annual Report. Such information is incorporated herein by reference.

                                    GENERAL

COMPETITION

     TRW encounters intense competition in substantially all segments of its business. The Company's competitive position varies for its different products and services. However, TRW believes that it is a significant supplier of many of the products it manufactures and of many of the services it provides.

     In the Automotive segment, competitors include independent suppliers of parts and components as well as the Company's original equipment customers, many of whom are integrated manufacturers and produce or could produce substantial portions of their requirements for parts and components internally. The original equipment markets characteristically have relatively few competitors, have high capital requirements and require high engineering content. In such markets, the principal methods of competition are price, engineering excellence, product quality, customer service, delivery time and proprietary position.

     TRW competes for contracts covering a variety of United States Government projects and programs, principally in the Space & Defense segment of its business. Such competition is based primarily on technical ability, product quality and price. TRW's competitors for United States Government contracts typically are large, technically-competent firms with substantial assets.

     In its Information Systems & Services segment, TRW competes in markets for consumer and business credit information services, real estate information services, marketing services and imaging systems engineering and integration services with other large firms doing business nationally and with many smaller local and regional firms. Competitive factors in this business include proprietary position, product quality, customer service, delivery time and price.

CUSTOMERS

     Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics and Space Administration and other agencies, constituted 28% of TRW's sales for 1994 and 34% for 1993, or $2,545 million and $2,708 million, respectively. Sales to the United States Government represented 90% of the sales of the Space & Defense segment in 1994 and 97% in 1993, or $2,528 million and $2,691 million, respectively.

     Companies engaged in United States Government contracting are subject to certain unique business risks, including dependence on Congressional appropriations and administrative allotment of funds, changes in Government policies that may reflect military and political developments, time required for design and development, significant changes in contract scheduling, complexity of designs and the rapidity with which they become obsolete, necessity of design improvements, difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work and other factors characteristic of the industry.

     United States Government contracting laws also provide that the Government is to do business only with responsible contractors. In this regard, the United States Department of Defense and other federal agencies have the authority, under certain circumstances, to suspend or debar a contractor or organizational parts of a contractor from further Government contracting for a certain period "to protect the Government's interest." Such action may be taken for, among other reasons, commission of fraud or a criminal offense in connection with a United States Government contract. A suspension may also be imposed if a contractor is indicted for such matters. In the event of any suspension or debarment, the Company's existing contracts would continue unless terminated or canceled by the United States Government under applicable contract provisions.

     The Company voluntarily disclosed to appropriate authorities Government contracting irregularities that occurred at existing and former Company units, and has resolved them as set forth in "Item 3. -- Legal Proceedings."

     Other than the United States Government, TRW's largest customers (determined by including sales to their affiliates throughout the world but excluding sales to such customers or their affiliates that ultimately result in sales to the United States Government) are Ford Motor Company, General Motors Corporation and Chrysler Corporation. Such sales by TRW's Automotive segment to Ford, General Motors, Chrysler and their respective subsidiaries during 1994 accounted for 24%, 10% and 10%, respectively, of total sales of the Automotive segment, compared to 24%, 11% and 9%, respectively, during 1993.

BACKLOG

     The backlog of orders for TRW's domestic operations at December 31, 1994 and December 31, 1993 is estimated to have been approximately $4,640 million and $5,051 million, respectively, of which it is estimated that, directly or indirectly, United States Government business accounted for approximately $3,895 million and $4,370 million, respectively. Of the total domestic backlog at December 31, 1994 and at December 31, 1993, 89% and 90%, respectively, were attributable to the Space & Defense segment, and virtually all of the backlog attributable to United States Government business related to that segment.

     The determination of TRW's backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature. A substantial portion of the variations in the estimated backlog of TRW in recent years is attributable to the timing of the award and performance of United States Government and certain other contracts. Subject to various qualifications, including those set forth herein, and assuming no terminations, cancellations or changes and completion of orders in the normal course, TRW has estimated that approximately 53% of the December 31, 1994 backlog will be delivered in 1995, 24% in 1996 and 23% thereafter.

     United States Government contracts and related customer orders generally are subject to termination in whole or in part at the convenience of the Government whenever the Government believes that such termination would be in its best interest. Multi-year Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent contract year become unavailable. If any of its Government contracts were to be terminated or canceled under these circumstances, TRW generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. Whether the occurrence of any such termination or cancellation would have an adverse effect on TRW would depend upon the particular contract and the circumstances of the termination or cancellation.

     Backlog data and comparisons thereof as of different dates may not be reliable indicators of either future sales or the ratio of future direct and indirect United States Government sales to other sales.

INTELLECTUAL PROPERTY

     TRW owns significant intellectual property, including a large number of patents, copyrights and trade secrets, and is involved in numerous licensing arrangements. Although TRW's intellectual property plays an important role in maintaining TRW's competitive position in a number of the markets that it serves, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in the opinion of management, of such value to TRW that the business of TRW or of any industry segment of TRW would be materially affected by the expiration or termination thereof. TRW's general policy is to apply for patents on an ongoing basis in the United States and appropriate other countries on its significant patentable developments. TRW is party to a lawsuit involving air bag patents and technology. See "Item 3. -- Legal Proceedings" for a further discussion of this suit.

     TRW also views its name and mark as significant to its business as a whole. In addition, TRW owns a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

RESEARCH AND DEVELOPMENT

     Research and development costs totaled $1,515 million, $1,737 million and $1,787 million in 1994, 1993 and 1992, respectively, of which customer-funded research and development was $963 million in 1994, $1,223 million in 1993 and $1,261 million in 1992. Company-funded research and development costs, which included research and development for commercial products, independent research and development and bid and proposal work related to government products and services, totaled $412 million in 1994, $378 million in 1993 and $393 million in 1992. A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts. Company-funded product development costs, including engineering and field support for new customer requirements, were $140 million in 1994, $136 million in 1993 and $133 million in 1992.

EMPLOYEES

     At December 31, 1994, TRW had approximately 64,200 employees, of whom approximately 38,300 were employed in the United States and Canada.

RAW MATERIALS AND SUPPLIES

     Materials used by TRW include or contain steel, stainless steel, pig iron, ferro-chrome, aluminum, brass, copper, tin, platinum, special alloys, sodium azide, glass, ceramics, plastic powders and laminations, carbon and plastic materials, synthetic rubber, paper, and gold, silver, nickel, zinc and copper plating materials. TRW also purchases from suppliers various types of equipment and component parts that may include such materials. TRW's operations are dependent upon the ability of its suppliers of materials, equipment and component parts to meet performance and quality specifications and delivery schedules. In some cases, there is only a limited number of suppliers for a material or product due to the specialized nature of the item. Shortages of certain raw materials, equipment and component parts have existed in the past and may exist again in the future. TRW has taken a number of steps to protect against and to minimize the effect of such shortages. However, any future inability of TRW to obtain raw materials, equipment or component parts could have a material adverse effect on the Company. TRW's operations also are dependent on adequate supplies of energy. TRW has continued its programs to conserve energy used in its operations.

ENVIRONMENTAL REGULATIONS

     Federal, state and local requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had and will continue to have an effect on TRW and its operations. The Company has made and continues to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations to comply with various federal, state and local laws and, along with other companies, has been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to the Company. A reserve estimate reflecting cost ranges is established using standard engineering cost estimating techniques for each matter for which sufficient information is available. In the determination of cost ranges, consideration is given to the professional judgment of the Company's environmental engineers in consultation with outside environmental specialists when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 1994, the Company had reserves for environmental matters of $98 million, including $17 million of accruals recorded during the year. The Company aggressively pursues reimbursement for environmental costs from its insurance carriers. Insurance recoveries are recorded as a reduction of environmental costs when fixed and determinable. The Company does not believe that compliance with environmental protection laws and regulations will have a material effect upon its capital expenditures or competitive position, and TRW's capital expenditures for environmental control facilities during 1995 and 1996 are not expected to be material to the Company. The Company believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on the Company's earnings. However, the Company cannot predict the effect on future earnings of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect on future earnings of compliance with environmental laws and regulations with respect to currently unknown environmental matters or the possible effect on future earnings of compliance with environmental requirements imposed in the future.

CAPITAL EXPENDITURES

     During the five years ended December 31, 1994, TRW's capital expenditures and the net book value of its assets retired or sold were:

                                                          (IN MILLIONS)
                                 ----------------------------------------------------------------
                                            CAPITAL EXPENDITURES
                                 -------------------------------------------
                                      LAND,                                          NET BOOK
                                    BUILDINGS         MACHINERY                      VALUE OF
           YEAR ENDED             AND LEASEHOLD          AND                      ASSETS RETIRED
          DECEMBER 31,            IMPROVEMENTS        EQUIPMENT       TOTAL          OR SOLD
-------------------------------  ---------------     -----------     -------     ----------------
          1994.................        $  93            $ 413         $ 506            $ 21
          1993.................           77              405           482              61
          1992.................           95              435           530              74
          1991.................           73              464           537              71
          1990.................          126              461           587              51

     On an industry segment basis, capital expenditures during 1994 and 1993 were as follows: Automotive, $388 million and $367 million, respectively; Space & Defense, $98 million and $90 million, respectively; and Information Systems & Services, $18 million and $23 million, respectively. Of total capital expenditures, 64% in 1994 and 70% in 1993 were invested in the United States.

ITEM 2.  PROPERTIES
-------  ----------

     As of December 31, 1994, TRW's operations included approximately 93 significant manufacturing, research and development and warehousing facilities located in 25 states in the United States and 82 such facilities in 19 other countries. TRW owned approximately 58% of the domestic facilities and 87% of the foreign facilities; the remainder were leased. Of the domestic facilities, approximately 42% were used by the Automotive segment, 50% were used by the Space & Defense segment and 8% were used by the Information Systems & Services segment. Of the foreign facilities, substantially all were used by the Automotive segment.

     In addition to the facilities described above, the Company owns or leases certain smaller research and development properties and administrative, processing, marketing, sales and office facilities throughout the United States and in various parts of the world. TRW also operates facilities on property owned directly or indirectly by the United States Government. The Company owns its world headquarters in Lyndhurst, Ohio and its regional headquarters for its Space & Defense segment in Redondo Beach, California.

     In the opinion of management, the Company's facilities are generally well maintained and are suitable and adequate for their intended use.

     Reference is made to the information concerning long-term rental obligations under operating leases presented under the note entitled "Lease commitments" in the Notes to Financial Statements on page 35 of the TRW 1994 Annual Report. Such information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     TRW reached a settlement with the Department of Justice on April 15, 1994 involving a lawsuit filed by three former employees on April 4, 1986 in the United States District Court for the Northern District of Ohio, regarding government contract accounting irregularities at two former TRW divisions. TRW had voluntarily disclosed the irregularities to the government. Under terms of the settlement, TRW agreed to pay the government $12.6 million as part of a total settlement of $29 million. TRW had previously paid the government $16.4 million in 1987 and 1988 as part of its efforts to resolve the matter and make restitution. The 1994 payment had no effect on 1994 TRW earnings.

     In a separate settlement agreement dated April 15, 1994, TRW and the Defense Logistics Agency ("DLA") agreed to a final resolution of a matter involving TRW Military Electronic & Avionics Division's voluntary disclosure of government accounting irregularities in December 1986. The terms of the agreement require TRW to pay DLA $1.5 million plus interest in three installments over a three-year period. The Justice Department has closed its file on TRW's voluntary disclosure relating to its Sunnyvale, California facility. The matter will be resolved administratively.

     On December 15, 1987, the Commissioner of the Indiana Department of Environmental Management issued an Order to TRW and several other respondents relating to alleged contamination of the public water supply in Shelbyville, Indiana by, among other sources, two closed facilities that were formerly operated by TRW's Connectors Division. The Order requires the respondents to fund the relocation of the main well field for Shelbyville to a location that can provide a safe source of potable water and to perform a remedial investigation of the source and extent of contamination within a one-mile radius of the well field. The Order also requires the respondents to pay civil penalties of $25,000 per day for violations of law which allegedly occurred prior to issuance of the Order. TRW has filed a petition for review of the Order. The Order is not expected to have a material effect on the Company's financial position.

     A proposed settlement has been reached in two shareholder derivative actions initiated in 1991 on behalf of the Company in the Court of Common Pleas, Cuyahoga County, Ohio, against the Company, as a nominal defendant, the Company's current Directors (other than M. H. Armacost, R. M. Gates, C. H. Hahn,
G. H. Heilmeier, P. S. Hellman, J. T. Lynn and R. W. Pogue), certain former Directors, D. V. Skilling, Executive Vice President and General Manager, Information Systems & Services, and two other current or former employees. The complaints, which were filed on July 12, 1991 and July 30, 1991, respectively, are virtually identical and allege that the individual defendants acted with negligence, gross negligence, recklessness and in breach of their fiduciary duties by failing to manage properly TRW's Information Systems & Services business. The proposed settlement, which was presented to the Company's shareholders in early November 1994 and considered by the Court on December 15, 1994, includes the adoption of certain therapeutic measures involving the oversight of TRW's consumer credit reporting business. In addition, TRW sought approval of its intention to indemnify the individual defendants for their litigation expenses. No shareholders appeared at the hearing to oppose the proposed settlement. In addition, counsel for the plaintiffs applied to the court for an award of attorneys' fees and costs not to exceed $565,000. Defendants opposed the plaintiffs' application. As of March 23, 1995, the Court had not yet ruled.

     On February 15, 1994, TRW filed suit in the United States District Court for the District of Arizona against Talley Industries, Inc., and certain Talley subsidiary companies. The suit relates to TRW's 1989 purchase of Talley's air bag business. In the complaint, TRW claimed that, among other violations of TRW's rights, Talley breached the non-compete provision contained in the purchase agreement by providing products and services to competitors of TRW. As a result of the breach, TRW exercised its rights under the agreement and the license from Talley to TRW to make a one-time payment of $26.5 million to Talley for a paid-up royalty-free license to use Talley's air bag patents and technology. On March 1, 1994, Talley filed an answer and counterclaims against TRW alleging that TRW had acted improperly in making the $26.5 million payment and requesting that TRW be ordered to pay immediately to Talley the value of all anticipated royalties, claimed by Talley to be not less than $250 million. On May 19, 1994, the court granted Talley's motion for an injunction requiring TRW to continue to make quarterly royalty payments pursuant to the 1989 asset purchase agreement and ancillary agreements pending trial of TRW's claims. The Company has appealed the court's order granting the injunction and intends to defend vigorously Talley's counterclaims. The counterclaims are not expected to have a material effect on the Company's financial position. The court has set an April 5, 1995 trial date for TRW's claims and some of Talley's counterclaims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of, and the positions and offices held by, each person designated an executive officer of the Company as of March 24, 1995, together with the offices held by each such person during the last five years, are listed below. For purposes hereof, the term "executive officer" includes the Chairman of the Board, the President, each Vice President in charge of a principal business function and any other officer who performs a policy-making function for the Company. Each executive officer is elected annually and, unless the executive officer resigns or terminates employment with the Company or is removed from office by action of the Company's Directors, will hold office for the ensuing year or until a successor is elected in accordance with the Company's Regulations. None of the Company's executive officers has a family relationship to any other executive officer.

                                             POSITIONS AND BUSINESS EXPERIENCE
       NAME            AGE                      DURING THE PAST FIVE YEARS
------------------    -----     -----------------------------------------------------------
M. A. Coyle             53      Executive Vice President (1989 to the present), General
                                  Counsel (1980 to the present) and Secretary (1976 to the
                                  present)
J. T. Gorman            57      Chairman of the Board and Chief Executive Officer (1988 to
                                  the present) and Director (1984 to the present)
                                President (1985 - 1991)
T. W. Hannemann         52      Executive Vice President and General Manager, TRW Space &
                                  Electronics Group (1993 to the present)
                                Executive Vice President and General Manager, TRW Space &
                                  Defense Sector (1991 - 1992)
                                Vice President and General Manager, TRW Electronic Systems
                                  Group (1989 - 1991)
P. S. Hellman           45      President and Chief Operating Officer and Director (January
                                  1995 to the present)
                                Executive Vice President and Assistant President (1994)
                                Executive Vice President, Chief Financial Officer and
                                  Assistant President (1994)
                                Executive Vice President and Chief Financial Officer (1991
                                  - 1994)
                                Vice President and Treasurer (1989 - 1991)
J. A. Janitz            52      Executive Vice President and General Manager, TRW Occupant
                                  Restraint Systems Group (1994 to the present)
                                Vice President and General Manager, TRW Vehicle Safety
                                  Systems, Inc. (1991 - 1994)
                                Vice President and General Manager, TRW Steering &
                                  Suspension Systems, North America (1990 - 1991)
                                President, Wickes Manufacturing Company (1985 - 1990)
H. V. Knicely           59      Executive Vice President, Human Resources and
                                  Communications (January 1995 to the present)
                                Executive Vice President, Human Resources, Communications &
                                  Information Resources (1989 - 1994)
R. J. Kohler            57      Executive Vice President and General Manager, TRW Avionics
                                  & Surveillance Group (1994 to the present)
                                Vice President and General Manager, TRW Avionics &
                                  Surveillance Group (1990 -1994)
W. B. Lawrence          50      Executive Vice President, Planning, Development &
                                  Government Affairs (1989 to the present)
P. Lemaitre             45      Executive Vice President and General Manager, TRW
                                  Automotive Electronics Group (1994 to the present)
                                Vice President and General Manager, TRW Transportation
                                  Electronics Division (1990 - 1994)
                                Vice President of Planning and Development, TRW Automotive
                                  Sector (1989 - 1990)

                                             POSITIONS AND BUSINESS EXPERIENCE
       NAME            AGE                      DURING THE PAST FIVE YEARS
------------------    -----     -----------------------------------------------------------
C. O. Macey             57      Executive Vice President and General Manager, TRW Steering,
                                  Suspension & Engine Group (1994 to the present)
                                Executive Vice President and General Manager, TRW Steering
                                  Systems Group (1991 - 1994)
                                Vice President and General Manager, TRW Steering Systems
                                  Group (1987 - 1991)
D. V. Skilling          61      Executive Vice President and General Manager, TRW
                                  Information Systems & Services Group (1989 to the
                                  present)
J. P. Stenbit           54      Executive Vice President and General Manager, TRW Systems
                                  Integration Group (1994 to the present)
                                Vice President and General Manager, TRW Systems Integration
                                  Group (1990 - 1994)
R. D. Sugar             46      Executive Vice President and Chief Financial Officer (1994
                                  to the present)
                                Vice President, Group Development, TRW Space & Electronics
                                  Group (1992 - 1994)
                                Vice President, Strategic Business Development, TRW Space &
                                  Defense Sector (1992)
                                Vice President and General Manager, TRW Space
                                  Communications Division (1987 - 1992)
R. G. Williams          64      Vice President and Deputy General Manager, TRW Space and
                                  Electronics Group (1993 to the present)
                                Vice President and General Manager, TRW Space and
                                  Technology Group (1992)
                                Vice President and General Manager, TRW Federal Systems
                                  Division (1988 - 1992)

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

     Reference is made to the information set forth in the table presented under "Stock prices and dividends (unaudited)" on page 40 of the TRW 1994 Annual Report and to the information presented under the note entitled "Debt and credit agreements" in the Notes to Financial Statements on pages 34 and 35 of the TRW 1994 Annual Report. The information contained in such table and the information contained in the fifth paragraph of text on page 35 in such note to financial statements are incorporated herein by reference.

     The Company's Common Stock is traded principally on the New York Stock Exchange and is also traded on the Chicago, Pacific, Philadelphia, London and Frankfurt exchanges.

     On March 3, 1995, there were 31,098 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

                                                      (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                 --------------------------------------------------
                                                              YEARS ENDED DECEMBER 31,
                                                 --------------------------------------------------
                                                  1994       1993       1992       1991       1990
                                                 ------     ------     ------     ------     ------
Sales........................................    $9,087     $7,948     $8,311     $7,913     $8,169
Net earnings (loss)..........................       333        195       (156)      (140)       208
Per share of Common Stock:
  Fully diluted earnings (loss)..............      5.01       2.97      (2.51)     (2.30)      3.36
  Primary earnings (loss)....................      5.05       3.01      (2.51)     (2.30)      3.39
  Cash dividends declared....................      1.97       1.88       1.84       1.80       1.76
Total assets.................................     5,636      5,336      5,458      5,635      5,555
Long-term debt...............................       694        870        941      1,213      1,042
Shares used in computing per share amounts:
  Fully diluted..............................      66.4       65.7       62.3       61.2       61.9
  Primary....................................      65.8       64.7       62.3       61.2       61.0

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," and took a one-time charge of $25 million, or $.38 per share, for the prior years' cumulative effect of the accounting change. The effect of this accounting change on 1993 operating results, after recording the cumulative effect for years prior to 1993, was immaterial.

     In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," for its U.S. and Canadian retiree health care and life insurance plans and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and took a one-time charge of $350 million, or $5.60 per share, for the prior years' cumulative effect of the accounting changes. In 1992, net earnings were reduced by $23 million for the change in accounting for postretirement benefits and were increased by $11 million for the change in accounting for income taxes.

     In December 1991, TRW announced a restructuring plan. Net earnings (loss) for 1991 include the effect of an aftertax charge of $256 million, or $4.18 per share, to cover costs associated with divestiture and restructuring activities, including reserves relating to environmental costs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------  -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

     Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 19 through 22 of the TRW 1994 Annual Report. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     Reference is made to the financial statements headed "Statements of Earnings," "Balance Sheets," "Statements of Cash Flows" and "Statements of Changes in Shareholders' Investment," and the accompanying notes thereto, on pages 23 through 39 of the TRW 1994 Annual Report. Reference is also made to the information included in the table presented under the heading "Quarterly financial information (unaudited)" on page 40 of such report. Such statements, the accompanying notes and such table are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

     Reference is made to the information relating to TRW's Directors which is presented under the heading "Election of Directors" on pages 2 through 6 of the TRW Proxy Statement dated March 14, 1995, as filed with the Securities and Exchange Commission (the "TRW Proxy Statement"). Such information, beginning with the third full paragraph on page 2 and ending with the second paragraph on page 6, is incorporated herein by reference. Reference is made to the information relating to Section 16(a) compliance which is presented under the heading "Section 16(a) Compliance" on page 8 of the TRW Proxy Statement. Such information is incorporated herein by reference.

     See the information presented in Part I of this Report under the heading "Executive Officers of the Registrant" for information relating to TRW's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

     Reference is made to the information presented under the heading "Compensation of Executive Officers" on pages 16 through 20 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Relationships and Transactions" on page 8 of the TRW Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

     Reference is made to the information presented under the heading "Ownership of Shares" on page 7 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Outstanding Securities" on page 22 of the TRW Proxy Statement. Such information is incorporated herein by reference.

     There are no agreements or arrangements known to TRW that might, at a subsequent date, result in a change in control of TRW.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

     Reference is made to the information presented under the heading "Relationships and Transactions" on page 8 of the TRW Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(A) FINANCIAL STATEMENTS AND SCHEDULES

     (1) FINANCIAL STATEMENTS

             The following financial statements of the registrant and its subsidiaries included in the TRW 1994 Annual Report are incorporated herein by reference:

              Statements of Earnings -- Years ended December 31, 1994, 1993 and 1992 (page 23)

              Balance Sheets -- December 31, 1994 and 1993 (pages 24 and 25)

              Statements of Cash Flows -- Years ended December 31, 1994, 1993 and 1992 (page 26)

              Statements of Changes in Shareholders' Investment -- Years ended December 31, 1994, 1993 and 1992 (page 27)

              Notes to Financial Statements -- (pages 28 - 39)

     (2) FINANCIAL STATEMENT SCHEDULES

             All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

             Financial statements and summarized financial information of unconsolidated subsidiaries and 50% or less owned persons accounted for by the equity method have been omitted because such subsidiaries and persons, considered individually or in the aggregate, do not constitute a significant subsidiary.

     (3) EXHIBITS

         3(a)   Amended Articles of Incorporation as amended December 14, 1988 (Exhibit 3(a) to TRW
                Annual Report on Form 10-K for the year ended December 31, 1988 is incorporated herein by reference).

         3(b)   Regulations as amended April 30, 1980 (Exhibit 3(b) to TRW Annual Report on Form 10-K
                for the year ended December 31, 1980 is incorporated herein by reference).

         4(a)   Rights Agreement dated as of December 14, 1988 between TRW Inc. and Bankers Trust
                Company as Rights Agent (Exhibit 2 to TRW Form 8-A Registration Statement dated
                December 21, 1988 is incorporated herein by reference).

         4(b)   Indenture between TRW Inc. and The Chase Manhattan Bank (National Association), as
                successor Trustee, dated as of May 1, 1986 (Exhibit 2 to TRW Form 8-A Registration
                Statement dated July 3, 1986 is incorporated herein by reference).

         4(c)   First Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank (National
                Association), as successor Trustee, dated as of July 26, 1989 (Exhibit 4(b) to TRW Form
                S-3 Registration Statement, File No. 33-30350, is incorporated herein by reference).

       *10(a)   1967, 1973 and 1979 Stock Option Plans as amended April 28, 1982 (Exhibit A to TRW
                Proxy Statement dated March 18, 1982 is incorporated herein by reference).

       *10(b)   TRW Operational Incentive Plan (Exhibit 10(b) to TRW Annual Report on Form 10-K for the
                year ended December 31, 1989 is incorporated herein by reference).

       *10(c)   TRW Executive Health Care Plan as amended effective March 1989 (Exhibit 10(c) to TRW
                Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference).

       *10(d)   1984 Stock Option Plan (Exhibit A to TRW Proxy Statement dated March 19, 1984 is incorporated herein by reference).

       *10(e)   1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17,
                1989 is incorporated herein by reference).

       *10(f)   1994 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17,
                1994 is incorporated herein by reference).

       *10(g)   Form of Strategic Incentive Grant.

       *10(h)   Form of Nonqualified Stock Option Agreement.

       *10(i)   Deferred Compensation Plan for Non-Employee Directors of TRW Inc. reflecting amendments effective August 1, 1990 (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference).

       *10(j)   TRW Directors' Pension Plan as amended and restated effective August 1, 1990 (Exhibit
                10(l) to TRW Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference).

       *10(k)   Form of Employment Continuation Agreements with executive officers (Exhibit 10(j) to
                TRW Annual Report on Form 10-K for the year ended December 31, 1988 is incorporated herein by reference).

       *10(l)   Consulting Agreement dated December 5, 1994 between TRW Inc. and E. D. Dunford.

       *10(m)   Description of Restricted Stock Grants (Exhibit 10(s) to TRW Annual Report on Form 10-K
                for the year ended December 31, 1992 is incorporated herein by reference).

        10(n)   Three Year Revolving Credit Agreement dated July 1, 1992 among TRW Inc. and various financial institutions (Exhibit 19.1 to TRW Quarterly Report on Form 10-Q for the
                quarter ended June 30, 1992 is incorporated herein by reference).

        10(o)   Agreement of Purchase and Sale between Federal-Mogul Corporation and TRW Inc. dated as of August 23, 1992 (Exhibit 19.1 to TRW Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 is incorporated herein by reference).

        10(p)   Amendment dated September 22, 1992 to Agreement of Purchase and Sale between
                Federal-Mogul Corporation and TRW Inc. dated as of August 23, 1992 (Exhibit 19.2 to TRW
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 is incorporated herein by reference).

        10(q)   Amendment dated October 20, 1992 to Agreement of Purchase and Sale between
                Federal-Mogul Corporation and TRW Inc. dated as of August 23, 1992 (Exhibit 19.3 to TRW
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 is incorporated herein by reference).

        10(r)   Amendment dated June 30, 1993 to Three Year Revolving Credit Agreement dated July 1,
                1992 among TRW Inc. and various financial institutions. (Exhibit 10.1 to TRW Quarterly
                Report on Form 10-Q for the quarter ended June 30, 1993 is incorporated herein by reference).

       *10(s)   TRW Inc. Stock Plan for Non-Employee Directors, as amended and restated. (Exhibit 10.1 to TRW Quarterly Report on Form 10-Q for the quarter ended September 30, 1993 is incorporated herein by reference).

           10(t)   Amendment dated as of March 1, 1994 to Three Year Revolving Credit Agreement dated July
                   1, 1992 among TRW Inc. and various financial institutions. (Exhibit 10(cc) to TRW
                   Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated herein by reference).
           10(u)
                   Amendment dated February 28, 1995 to Multi-Year Revolving Credit Agreement (formerly entitled Three Year Revolving Credit Agreement) dated July 1, 1992 among TRW Inc. and various financial institutions.
          *10(v)
                   TRW Inc. Deferred Compensation Plan (as Amended and Restated August 1, 1994) (Exhibit
                   10.1 to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 is incorporated herein by reference).
          *10(w)
                   TRW Benefits Equalization Plan (as Amended and Restated, effective August 1, 1994)
                   (Exhibit 10.2 to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 is incorporated herein by reference).
          *10(x)
                   TRW Supplementary Retirement Income Plan (as Amended and Restated, effective August 1,
                   1994) (Exhibit 10.3 to TRW Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1994 is incorporated herein by reference).
           11
                   Computation of Earnings per Share.
           12
                   Computation of Ratio of Earnings to Fixed Charges - Unaudited.
           13
                   Portions of the TRW Annual Report to Security Holders for the year ended December 31,
                   1994 incorporated by reference herein.
           21
                   Subsidiaries of the Registrant.
           24(a)
                   Consent of Independent Auditors.
           24(b)
                   Consent of Independent Auditors (with respect to financial statements of The TRW Canada
                   Stock Savings Plan).
           25(a)
                   Power of Attorney.
           25(b)
                   Certified Resolutions.
           27
                   Financial Data Schedule
           28(a)
                   Financial Statements of The TRW Employee Stock Ownership and Stock Savings Plan for the
                   year ended December 31, 1994.
           28(b)
                   Financial Statements of The TRW Canada Stock Savings Plan for the year ended December
                   31, 1994.

     Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission a copy of each such instrument upon request.

     *Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(B) REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRW INC.

Date: March 24, 1995                         By /s/  MARTIN A. COYLE
                                                ------------------------------
                                                       MARTIN A. COYLE,
                                                 EXECUTIVE VICE PRESIDENT AND
                                                           SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                                     TITLE                               DATE
        ---------------                      -----------------------------              --------------
                                                                                ---
        J. T. GORMAN*                        Chairman of the Board,               |
                                               Chief Executive Officer            |
                                               and Director                       |
        P. S. HELLMAN*                       Chief Operating Officer,             |
                                               President and Director             |
        R. D. SUGAR*                         Executive Vice President             |
                                               and Chief Financial Officer        |
        C. G. MILLER*                        Vice President and Corporate         |
                                               Controller                         |
        M. H. ARMACOST*                      Director                             |
        C. T. DUNCAN*                        Director                             |--    March 24, 1995
        M. FELDSTEIN*                        Director                             |
        R. M. GATES*                         Director                             |
        C. H. HAHN*                          Director                             |
        G. H. HEILMEIER*                     Director                             |
        K. N. HORN*                          Director                             |
        E. B. JONES*                         Director                             |
        W. S. KISER*                         Director                             |
        J. T. LYNN*                          Director                             |
        R. W. POGUE*                         Director                             |
                                                                                ---

     MARTIN A. COYLE, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

*By /s/  MARTIN A. COYLE                                          March 24, 1995
    ---------------------------------
    MARTIN A. COYLE, ATTORNEY-IN-FACT

REPORT OF INDEPENDENT AUDITORS


Shareholders and Directors
TRW Inc.

We have audited the consolidated financial statements of TRW Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K of TRW Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Inc. and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

     As discussed in the notes to financial statements, effective January 1, 1993, the company changed its method of accounting for postemployment benefits and, effective January 1, 1992, its methods of accounting for postretirement benefits other than pensions and income taxes.

                                        /s/  Ernst & Young LLP
                                        ERNST & YOUNG LLP

Cleveland, Ohio
January 23, 1995