Form 10-Q
period 1995-03-31
TRW INC
filed 1995-05-09
CIK 100030

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

(Mark One)

           [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------

                                       OR

           [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------  ---------
Commission file number  1-2384
                        ------

                                   TRW Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Ohio                                 34-0575430
- ---------------------------------------------         -----------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                         Identification No.)

                  1900 Richmond Road, Cleveland, Ohio 44124
                  -----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (216) 291-7000
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
    --------      -------

              As of May 5, 1995, there were 65,085,367 shares of
               TRW Common Stock, $0.625 par value, outstanding.


                    This is page one of a total of 16 pages.
                The Exhibit Index is on page 13 of this filing.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


Statements of Earnings (unaudited)
TRW Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                  Quarter ended
                                                                                                     March 31
In millions except per share data                                                              1995            1994
- ------------------------------------------------------------------------------------------------------------------------
Sales                                                                                    $    2,596       $   2,159
Cost of sales                                                                                 2,073           1,720
- ------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                    523             439


Administrative and selling expenses                                                             201             176
Research and development expenses                                                               103             106
Interest expense                                                                                 24              29
Other (income)expense-net                                                                         5              21
- ------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                    190             107
Income taxes                                                                                     75              43
- ------------------------------------------------------------------------------------------------------------------------
Net earnings                                                                             $      115       $      64
- ------------------------------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
    Fully diluted                                                                        $     1.72       $     .97
    Primary                                                                              $     1.74       $     .97
    Dividends declared                                                                   $      .00       $     .00
- ------------------------------------------------------------------------------------------------------------------------


- ------------------------------------------------------------------------------------------------------------------------
Shares used in computing per share amounts
    Fully diluted                                                                              66.7            66.4
    Primary                                                                                    65.9            65.8
- ------------------------------------------------------------------------------------------------------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                  Quarter ended
                                                                                                     March 31
In millions                                                                                    1995            1994
- ------------------------------------------------------------------------------------------------------------------------
Operating activities
Net earnings                                                                              $     115        $     64
Adjustments to reconcile net earnings to net cash used in
  operating activities:
    Depreciation and amortization                                                               128             116
    Restructuring                                                                                 -              (7)
    Deferred income taxes                                                                         4              31
    Other-net                                                                                     3              23
Changes in assets and liabilities, net of effects of
  businesses acquired or sold:
    Accounts receivable                                                                        (205)           (209)
    Inventories and prepaid expenses                                                            (22)            (29)
    Accounts payable and other accruals                                                          73             (36)
    Other-net                                                                                     3              29
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                              99             (18)
- ------------------------------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                                                           (100)            (85)
Proceeds from divestitures                                                                        -              15
Investments in other assets                                                                     (14)            (16)
Other-net                                                                                        (7)             (8)
- ------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (121)            (94)
- ------------------------------------------------------------------------------------------------------------------------

Financing activities
Increase in short-term debt                                                                      75              95
Proceeds from debt in excess of 90 days                                                          15              64
Principal payments on debt in excess of 90 days                                                 (39)            (41)
Dividends paid                                                                                  (33)            (30)
Other-net                                                                                       (15)              8
- ------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                         3              96
- ------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                         (19)             (9)
- ------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                           (38)            (25)
Cash and cash equivalents at beginning of quarter                                               109              79
- ------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of quarter                                               $      71        $     54
- ------------------------------------------------------------------------------------------------------------------------

Balance Sheets (unaudited)
TRW Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------------
                                                                                           March 31          December 31
In millions                                                                                    1995                 1994
- ------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
    Cash and cash equivalents                                                            $       71            $     109
    Accounts receivable                                                                       1,562                1,338
    Inventories                                                                                 498                  470
    Prepaid expenses                                                                             69                   59
    Deferred income taxes                                                                       239                  239
- ------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                          2,439                2,215

Property, plant and equipment-on the basis of cost                                            5,740                5,556
  Less accumulated depreciation and amortization                                              3,197                3,067
- ------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment-net                                                       2,543                2,489

Intangible assets
    Intangibles arising from acquisitions                                                       479                  477
    Capitalized data files                                                                      451                  441
    Other                                                                                        68                   69
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                998                  987
    Less accumulated amortization                                                               345                  331
- ------------------------------------------------------------------------------------------------------------------------
Total intangible assets-net                                                                     653                  656
Other assets                                                                                    277                  276
- ------------------------------------------------------------------------------------------------------------------------
                                                                                         $    5,912            $   5,636
- ------------------------------------------------------------------------------------------------------------------------


Liabilities and shareholders' investment
Current liabilities
    Short-term debt                                                                      $      147            $     122
    Accounts payable                                                                            729                  737
    Current portion of long-term debt                                                           167                  157
    Other current liabilities                                                                 1,064                  970
- ------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                     2,107                1,986

Long-term liabilities                                                                           794                  796
Long-term debt                                                                                  709                  694
Deferred income taxes                                                                           274                  269

Minority interests in subsidiaries                                                               65                   69

Capital stock                                                                                    41                   41
Other capital                                                                                   366                  354
Retained earnings                                                                             1,498                1,383
Cumulative translation adjustments                                                               94                   66
Treasury shares-cost in excess of par value                                                     (36)                 (22)
- ------------------------------------------------------------------------------------------------------------------------
Total shareholders' investment                                                                1,963                1,822
- ------------------------------------------------------------------------------------------------------------------------
                                                                                         $    5,912            $   5,636
- ------------------------------------------------------------------------------------------------------------------------

Results by Business Segments (unaudited)
TRW Inc. and subsidiaries
- ------------------------------------------------------------------------------------------------------------------------
                                                                                                  Quarter ended
                                                                                                     March 31
In millions                                                                                    1995            1994
- ------------------------------------------------------------------------------------------------------------------------
Sales
Automotive                                                                               $    1,741       $   1,331
Space & Defense                                                                                 706             680
Information Systems & Services                                                                  149             148
- ------------------------------------------------------------------------------------------------------------------------
Sales                                                                                    $    2,596       $   2,159
- ------------------------------------------------------------------------------------------------------------------------

Operating profit
Automotive                                                                               $      173       $      95
Space & Defense                                                                                  45              46
Information Systems & Services                                                                   21              20
- ------------------------------------------------------------------------------------------------------------------------
Operating profit                                                                                239             161
Company Staff and other                                                                         (25)            (26)
Interest expense                                                                                (24)            (29)
Earnings from affiliates                                                                          -               1
- ------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                             $      190       $     107
- ------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
(unaudited)


Principles of Consolidation
- ---------------------------

The financial statements include the accounts of the Company and its subsidiaries except for an insurance subsidiary. The wholly-owned insurance subsidiary and the majority of investments in affiliated companies, which are not significant individually or in the aggregate, are accounted for by the equity method.


Inventories
- -----------

Inventories consist of the following:
(In millions)

                                           March 31          December 31
                                               1995                 1994
                                               ----                 ----

Finished products and work in process          $264                 $246
Raw materials and supplies                      234                  224
                                               ----                 ----
                                               $498                 $470
                                               ----                 ----

Long-Term Liabilities
- ---------------------

For balance sheet purposes, long-term liabilities at March 31, 1995, and December 31, 1994, include $682 million relating to postretirement benefits other than pensions.


Other (Income) Expense-Net
- -------------------------

Other (income) expense included the following:
(In millions)

                                                  Quarter ended
                                                     March 31
                                           -----------------------------
                                             1995                1994
                                             ----                ----

Other income                                 $(19)               $(10)
Other expense                                  14                  14
Foreign currency translation                   10                  17
                                             ----                ----
                                             $  5                $ 21
                                             ----                ----

Earnings Per Share
- ------------------

Fully diluted earnings per share have been computed based on the weighted average number of shares of Common Stock outstanding during each period, including common stock equivalents and assuming the conversion of the Serial Preference Stock II--Series 1 and 3. Primary earnings per share have been computed based on the weighted average number of shares of Common Stock outstanding during each period including common stock equivalents.


Supplemental Cash Flow Information
- ----------------------------------

                                                        Quarter ended
(In millions)                                              March 31
                                                 ----------------------------
                                                   1995                1994
                                                   ----                ----
Interest paid (net of amount capitalized)           $24                 $37
Income taxes paid (net of refunds)                  $29                 $(7)

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


Interim Statements
- ------------------

The financial statements are based in part on approximations and are subject to adjustments that may develop, such as unsettled contract and renegotiation matters and matters that arise in connection with the annual audit of the financial statements; however, in the opinion of management, all adjustments (which consist of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented have been included. Results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

Item 2.          Management's Discussion and Analysis of Financial Condition
                 -----------------------------------------------------------
                 and Results of Operations
                 -------------------------

RESULTS OF OPERATIONS


(In millions except per share data)

                                                       First Quarter
                                           ------------------------------------
                                                                      Percent
                                              1995          1994      Inc(Dec)
                                           ----------    ----------   ---------
Sales                                       $2,596        $2,159         20%
Operating Profit                               239           161         49%
Net Earnings                                   115            64         79%
Fully Diluted Earnings Per Share              1.72           .97         77%
Effective Tax Rate                            39.5%         40.2%


The increase in sales resulted from higher volume in the Automotive segment, primarily North American and European occupant restraints and steering systems businesses.

The increase in net earnings was due primarily to the higher volume in the Company's North American and European air bag and steering systems businesses and lower interest expense.

Interest expense was $24 million for the first quarter of 1995 compared to $29 million for the first quarter of 1994. The decrease was due primarily to lower average domestic and foreign debt levels.


Automotive
(In millions)

                                                       First Quarter
                                           ------------------------------------
                                                                      Percent
                                              1995          1994      Inc(Dec)
                                           ----------    ----------   ---------
Sales                                       $1,741        $1,331         31%
Operating Profit                            $  173        $   95         83%


The increase in sales resulted primarily from increased North American and European volume in the steering systems, air bags, and seatbelt businesses and in European automotive electronics. Favorable exchange rates also contributed to the sales increase. The increase in operating profit was primarily due to the increased volume in the North American and European steering systems and air bag businesses.

Space & Defense
(In millions)

                                                       First Quarter
                                           ------------------------------------
                                                                      Percent
                                              1995          1994      Inc(Dec)
                                           ----------    ----------   ---------
Sales                                         $706          $680         4%
Operating Profit                              $ 45          $ 46        (2%)


The increase in sales resulted primarily from increased volume from new and existing contracts, partially offset by the effect of several contracts nearing completion. Operating profit decreased slightly due to the low profit accruals in the early period of new programs.


Information Systems & Services
(In millions)

                                                       First Quarter
                                           ------------------------------------
                                                                      Percent
                                              1995          1994      Inc(Dec)
                                           ----------    ----------   ---------
Sales                                         $149          $148         1%
Operating Profit                              $ 21          $ 20         5%


The sales increase resulted from increased volume in the Information Services and Business Credit businesses, partially offset by lower revenue in the Information Systems and Real Estate Information Services businesses. The operating profit increase was due to the higher revenues and cost reduction efforts.


LIQUIDITY AND FINANCIAL POSITION

In the first quarter of 1995, cash flow provided by operating activities of $99 million, and a net increase in debt of $51 million were used to fund capital expenditures of $100 million, dividend payments of $33 million and other items of $36 million. In addition, the effect of exchange rate changes reduced cash flow by $19 million. As a result, cash and cash equivalents decreased by $38 million.

Total debt (short-term debt, the current portion of long-term debt and long-term debt) was $1,023 million at March 31, 1995, compared to $973 million at December 31, 1994. The ratio of total debt to total capital (total debt, total deferred income taxes, minority interest and shareholders' investment) at March 31, 1995, was 33 percent compared to 34 percent at December 31, 1994.

During the first quarter of 1995, the Company's committed 364-day U.S. revolving credit agreement which allowed the Company to borrow up to $150 million expired. Also during the first quarter, the Company renegotiated the terms of its multi-year U.S. revolving credit agreement. The credit agreement, which previously allowed the Company to borrow up to $400 million, has been revised to allow the Company to borrow up to $550 million. The revised agreement now extends through February 2000 and contains lower commitment fees and borrowing rates.

Also during the first quarter of 1995, the Company renegotiated the terms of its committed multi-currency revolving agreement. The agreement, which previously consisted of two tranches with 13 banks and allowed the Company to borrow up to $200 million, now consists of one tranche and allows the Company to borrow up to $200 million. The revised agreement now extends through February 2000 and contains lower commitment fees and borrowing rates.

Management believes that funds generated from operations and existing borrowing capacity will be adequate to support and finance planned growth, capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.

PART II.     OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

         On April 25, 1995 the Cuyahoga County Court of Common Pleas signed a judgment entry approving the settlement reached in two shareholder derivative actions initiated in 1991 on behalf of the Company, against the Company, as a nominal defendant, the Company's current Directors (other than M. H. Armacost,
R. B. Cheney, R. M. Gates, C. H. Hahn, G. H. Heilmeier, P. S. Hellman, J. T. Lynn and R. W. Pogue), certain former Directors, D. V. Skilling, Executive Vice President and General Manager, Information Systems & Services, and two other current or former employees. The complaints, which were filed on July 12, 1991 and July 30, 1991, respectively, were virtually identical and alleged that the individual defendants acted with negligence, gross negligence, recklessness and in breach of their fiduciary duties by failing to manage properly TRW's Information Systems & Services business. The Court approved TRW's indemnification of the director and employee defendants, and granted plaintiffs' application for attorneys' fees and costs in the amount of $561,395.03. The judgment becomes final on May 26, 1995.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         11     Computation of Earnings Per Share -- Unaudited.

         27     Financial Data Schedule.

         99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-30350, filed August 4, 1989, and No. 33-42870 filed September 20, 1991).

(b)      Reports on Form 8-K:

         No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRW Inc.



         Date:  May 9, 1995                   By: /s/ Martin A. Coyle
                                                  -------------------
                                                  Martin A. Coyle
                                                  Executive Vice President
                                                  and Secretary




         Date:  May 9, 1995                   By: /s/ Ronald D. Sugar
                                                  -------------------
                                                  Ronald D. Sugar
                                                  Executive Vice President
                                                  and Chief Financial Officer

                                   FORM 10-Q

               Quarterly Report for Quarter Ended March 31, 1995


                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                             Description                 Page No.
- -----------                             -----------                 --------
    11             Computation of Earnings Per Share --
                   Unaudited.                                             14

    27             Financial Data Schedule                                15

    99             Computation of Ratio of Earnings
                   to Fixed Charges -- Unaudited (Supplement
                   to Exhibit 12 of the following Form S-3
                   Registration Statements of the Company:
                   No. 33-30350, filed August 4, 1989,
                   and No. 33-42870 filed September 20, 1991).            16