Form 10-Q
period 1995-06-30
TRW INC
filed 1995-08-09
CIK 100030

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

(Mark One)

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------

                                       OR

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

Commission file number              1-2384
                      ----------------------------------


                                 TRW Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 Ohio                                         34-0575430
---------------------------------------------          ------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
            or organization)                               Identification No.)

                  1900 Richmond Road, Cleveland, Ohio 44124
                  ------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (216) 291-7000
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X      No
    ---------     ---------

            As of August 4, 1995, there were 66,070,037 shares of
               TRW Common Stock, $0.625 par value, outstanding.


                  This is page one of a total of 51 pages.
               The Exhibit Index is on page 15 of this filing.

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements
          --------------------

 Statements of Earnings (unaudited)
 TRW Inc. and subsidiaries
 ------------------------------------------------------------------------------------------------------------
                                                      Second quarter ended          Six months ended
                                                             June 30                      June 30
 In millions except per share data                      1995         1994             1995          1994
 ---------------------------------------------------------------------------    -----------------------------
 Sales                                                $2,712       $2,317           $5,308        $4,476
 Cost of sales                                         2,184        1,846            4,257         3,566
 ---------------------------------------------------------------------------    -----------------------------
 Gross profit                                            528          471            1,051           910


 Administrative and selling expenses                     184          176              385           352
 Research and development expenses                       123          112              226           218
 Interest expense                                         24           27               48            56
 Other (income)expense-net                                 -           17                5            38
 ---------------------------------------------------------------------------    -----------------------------
 Earnings before income taxes                            197          139              387           246
 Income taxes                                             74           52              149            95
 ---------------------------------------------------------------------------    -----------------------------
 Net earnings                                         $  123       $   87           $  238        $  151
 ---------------------------------------------------------------------------    -----------------------------


 ---------------------------------------------------------------------------    -----------------------------
 PER SHARE OF COMMON STOCK
      Fully diluted                                   $ 1.81       $ 1.31           $ 3.53        $ 2.28
      Primary                                           1.84         1.33             3.58          2.30
      Dividends declared                                 .50          .47              .50           .47
 ---------------------------------------------------------------------------    -----------------------------
 Shares used in computing per share
   amounts
      Fully diluted                                     68.0         65.6             67.4          66.0
      Primary                                           66.7         65.0             66.3          65.4
 ---------------------------------------------------------------------------    -----------------------------

 Statements of Cash Flows (unaudited)
 TRW Inc. and subsidiaries
 ------------------------------------------------------------------------------------------------------------
                                                                                      Six months ended
                                                                                           June 30
 In millions                                                                         1995             1994
 ------------------------------------------------------------------------------------------------------------
 Operating activities
 Net earnings                                                                     $   238          $   151
 Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                                                   260              240
      Restructuring                                                                     -              (13)
      Deferred income taxes                                                            11               27
      Other-net                                                                         7               33
 Changes in assets and liabilities, net of effects of
   businesses acquired or sold:
      Accounts receivable                                                            (162)            (260)
      Inventories and prepaid expenses                                                (28)             (19)
      Accounts payable and other accruals                                              (4)              59
      Other-net                                                                       (12)              34
 ------------------------------------------------------------------------------------------------------------
 Net cash provided by operating activities                                            310              252
 ------------------------------------------------------------------------------------------------------------

 Investing activities
 Capital expenditures                                                                (197)            (187)
 Proceeds from divestitures                                                            10               10
 Investments in other assets                                                          (28)             (31)
 Other-net                                                                              -              (19)
 ------------------------------------------------------------------------------------------------------------
 Net cash used in investing activities                                               (215)            (227)
 ------------------------------------------------------------------------------------------------------------

 Financing activities
 Increase (decrease) in short-term debt                                               (24)             (54)
 Proceeds from debt in excess of 90 days                                               15              158
 Principal payments on debt in excess of 90 days                                      (65)             (49)
 Dividends paid                                                                       (65)             (61)
 Other-net                                                                              8                9
 ------------------------------------------------------------------------------------------------------------
 Net cash provided by (used in) financing activities                                 (131)               3
 ------------------------------------------------------------------------------------------------------------
 Effect of exchange rate changes on cash                                              (13)             (33)
 ------------------------------------------------------------------------------------------------------------
 Decrease in cash and cash equivalents                                                (49)              (5)
 Cash and cash equivalents at beginning of period                                     109               79
 ------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                                        $   60           $   74
 ------------------------------------------------------------------------------------------------------------

 Balance Sheets (unaudited)
 TRW Inc. and subsidiaries

 -----------------------------------------------------------------------------------------------------------------------------
                                                                                            June 30          December 31
 In millions                                                                                   1995                 1994
 -----------------------------------------------------------------------------------------------------------------------------
 Assets
 Current assets
      Cash and cash equivalents                                                            $     60             $    109
      Accounts receivable                                                                     1,524                1,338
      Inventories                                                                               511                  470
      Prepaid expenses                                                                           65                   59
      Deferred income taxes                                                                     239                  239
 -----------------------------------------------------------------------------------------------------------------------------
 Total current assets                                                                         2,399                2,215

 Property, plant and equipment-on the basis of cost                                           5,791                5,556
      Less accumulated depreciation and amortization                                          3,263                3,067
 -----------------------------------------------------------------------------------------------------------------------------
 Total property, plant and equipment-net                                                      2,528                2,489

 Intangible assets
      Intangibles arising from acquisitions                                                     479                  477
      Capitalized data files                                                                    463                  441
      Other                                                                                      74                   69
 -----------------------------------------------------------------------------------------------------------------------------
                                                                                              1,016                  987
      Less accumulated amortization                                                             370                  331
 -----------------------------------------------------------------------------------------------------------------------------
 Total intangible assets-net                                                                    646                  656
 Other assets                                                                                   289                  276
 -----------------------------------------------------------------------------------------------------------------------------
                                                                                           $  5,862             $  5,636
 -----------------------------------------------------------------------------------------------------------------------------

 Liabilities and shareholders' investment
 Current liabilities
      Short-term debt                                                                      $    125             $    122
      Accounts payable                                                                          725                  737
      Current portion of long-term debt                                                         165                  157
      Other current liabilities                                                               1,002                  970
 -----------------------------------------------------------------------------------------------------------------------------
 Total current liabilities                                                                    2,017                1,986

 Long-term liabilities                                                                          793                  796
 Long-term debt                                                                                 612                  694
 Deferred income taxes                                                                          281                  269

 Minority interests in subsidiaries                                                              67                   69

 Capital stock                                                                                   41                   41
 Other capital                                                                                  391                  354
 Retained earnings                                                                            1,588                1,383
 Cumulative translation adjustments                                                             105                   66
 Treasury shares-cost in excess of par value                                                    (33)                 (22)
 -----------------------------------------------------------------------------------------------------------------------------
 Total shareholders' investment                                                               2,092                1,822
 -----------------------------------------------------------------------------------------------------------------------------
                                                                                           $  5,862             $  5,636
 -----------------------------------------------------------------------------------------------------------------------------

 Results by Business Segments (unaudited)
 TRW Inc. and subsidiaries
 --------------------------------------------------------------------------------------------------------------------
                                                         Second quarter ended                  Six months ended
                                                                June 30                             June 30
 In millions                                              1995            1994               1995            1994
 ---------------------------------------------------------------------------------   --------------------------------
 Sales
 Automotive                                           $  1,719       $   1,452           $  3,460        $  2,783
 Space & Defense                                           842             709              1,548           1,389
 Information Systems & Services                            151             156                300             304
 ---------------------------------------------------------------------------------   --------------------------------
 Sales                                                $  2,712       $   2,317           $  5,308        $  4,476
 ---------------------------------------------------------------------------------   --------------------------------


 Operating profit
 Automotive                                           $    172       $     119           $    345        $    214
 Space & Defense                                            54              45                 99              91
 Information Systems & Services                             22              28                 43              48
 ---------------------------------------------------------------------------------   --------------------------------
 Operating profit                                          248             192                487             353
 Company Staff and other                                   (27)            (27)               (52)            (53)
 Interest expense                                          (24)            (27)               (48)            (56)
 Earnings from affiliates                                   --               1                 --               2
 ---------------------------------------------------------------------------------   --------------------------------
 Earnings before income taxes                         $    197       $     139           $    387        $    246
 ---------------------------------------------------------------------------------   --------------------------------

NOTES TO FINANCIAL STATEMENTS
(unaudited)


PRINCIPLES OF CONSOLIDATION
---------------------------

The financial statements include the accounts of the Company and its subsidiaries except for an insurance subsidiary. The wholly-owned insurance subsidiary and the majority of investments in affiliated companies, which are not significant individually or in the aggregate, are accounted for by the equity method.


INVENTORIES
-----------

Inventories consist of the following:
(In millions)

                                                                  June 30          December 31
                                                                     1995                 1994
                                                                     ----                 ----
 Finished products and work in process                               $278                 $246
 Raw materials and supplies                                           233                  224
                                                                      ---                  ---

                                                                     $511                 $470
                                                                      ===                  ===



LONG-TERM LIABILITIES
---------------------

For balance sheet purposes, long-term liabilities at June 30, 1995, and December 31, 1994, include $683 million and $682 million, respectively, relating to postretirement benefits other than pensions.


OTHER (INCOME) EXPENSE-NET
--------------------------

Other (income) expense included the following:
(In millions)

                                             Second quarter ended                         Six months ended
                                                    June 30                                    June 30
                                             1995             1994                      1995             1994
                                             ---------------------                      ---------------------
 Other income                                $(13)            $(20)                     $(28)            $(30)
 Other expense                                 10               18                        25               32
 Foreign currency translation                   3               19                         8               36
                                              ---              ---                       ---              ---
                                             $  -             $ 17                      $  5             $ 38
                                              ===              ===                       ===              ===

EARNINGS PER SHARE
------------------

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


SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------
(In millions)

                                                                       Six months ended
                                                                            June 30
                                                                    -------------------------
                                                                     1995                1994
                                                                     ----                ----
 Interest paid (net of amount capitalized)                           $ 44                 $57
 Income taxes paid (net of refunds)                                  $136                 $10

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


INTERIM STATEMENTS
------------------

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

(In millions except per share data)

                                                                                     Six Months Ended
                                               Second Quarter                             June 30
                                      ---------------------------------         --------------------------------
                                                               Percent                                  Percent
                                       1995       1994         Inc (Dec)         1995        1994       Inc (Dec)
                                       ----       ----         ---------         ----        ----       ---------
 Sales                               $2,712     $2,317           17%           $5,308      $4,476          19%
 Operating Profit                    $  248     $  192           30%           $  487      $  353          38%
 Net Earnings                        $  123     $   87           42%           $  238      $  151          58%
 Fully Diluted Earnings
   Per Share                         $ 1.81     $ 1.31           38%           $ 3.53      $ 2.28          55%
 Effective Tax Rate                    37.5%      37.5%                          38.5%       38.7%

The increase in sales for the second quarter and first six months of 1995 resulted from higher volume in the Automotive segment, primarily in the North American airbag business and all European businesses, as well as increased volume in the Space & Defense segment.

Operating profit for the second quarter and first six months of 1995 increased primarily from the increased sales noted above.

The increase in net earnings for the second quarter and first six months of 1995 resulted from the higher operating profit noted above. Net earnings for the first six months of 1995 also benefited from lower interest expense.

Interest expense was $48 million for the first six months of 1995 compared to $56 million for the first half of 1994. The decrease in interest expense was due primarily to lower average debt levels.

AUTOMOTIVE
(In millions)

                                                                          Six Months Ended
                                   Second Quarter                               June 30
                        -----------------------------------      ----------------------------------------
                                                   Percent                                      Percent
                          1995           1994     Inc (Dec)        1995          1994           Inc (Dec)
                          ----           ----     ---------        ----          ----           ---------
 Sales                  $1,719         $1,452         18%        $3,460        $2,783               24%
 Operating Profit       $  172         $  119         44%        $  345        $  214               61%

The increase in sales for the second quarter and first six months of 1995 resulted from higher volume in the North American airbag business and increased volume in all European businesses. Favorable exchange rates also contributed to the sales increase.

Operating profit increased for the second quarter and first six months of 1995 as a result of the increase in sales from the North American airbag business as well as the increased volume in all European businesses.

SPACE & DEFENSE
(In millions)

                                                                          Six Months Ended
                                   Second Quarter                               June 30
                        -----------------------------------      ---------------------------------------
                                                  Percent                                        Percent
                        1995            1994      Inc (Dec)        1995          1994           Inc (Dec)
                        ----            ----      ---------        ----          ----           ---------
 Sales                  $842            $709          19%        $1,548        $1,389               11%
 Operating Profit       $ 54            $ 45          20%        $   99        $   91                9%

Sales for the second quarter and first six months of 1995 increased due to new business volume and improvements in ongoing program performance, partially offset by the effect of contracts nearing completion.

The increase in operating profit for the second quarter and first six months of 1995 resulted from the increased sales volume and the absence of investments related to diversification into commercial markets, partially offset by program profit adjustments.

INFORMATION SYSTEMS & SERVICES
(In millions)

                                                                          Six Months Ended
                                   Second Quarter                               June 30
                        -----------------------------------      ---------------------------------------
                                                  Percent                                        Percent
                        1995            1994      Inc (Dec)       1995         1994             Inc (Dec)
                        ----            ----      ---------       ----         ----             ---------
 Sales                  $151            $156          ( 4)%       $300         $304                (1)%
 Operating Profit       $ 22            $ 28          (19)%       $ 43         $ 48                (9)%

The decrease in sales and operating profit for the second quarter and first six months of 1995 was primarily due to lower volume in the Information Systems and Real Estate Information Services businesses, partially offset by higher revenue in the Information Services business.

LIQUIDITY AND FINANCIAL POSITION


In the first six months of 1995, cash flow provided by operating activities of $310 million was used primarily for capital expenditures of $197 million, dividend payments of $65 million, a net decrease in debt of $74 million and $23 million in other items. As a result, cash and cash equivalents decreased by $49 million.

Total debt (short-term debt, the current portion of long-term debt and long-term debt) was $902 million at June 30, 1995, compared to $973 million at December 31, 1994. The ratio of total debt to total capital (total debt, total deferred income taxes, minority interests and shareholders' investment) at June 30, 1995 was 29 percent compared to 34 percent at December 31, 1994.

During the first six months of 1995, the Company's committed U.S. 364-day revolving credit agreement, which allowed the Company to borrow up to $150 million, expired. Also during the first six months, the Company renegotiated the terms of its multi-year U.S. revolving credit agreement. The credit agreement, which previously allowed the Company to borrow up to $400 million, has been revised to allow the Company to borrow up to $550 million. The revised agreement now extends through February 2000 and contains lower commitment fees and borrowing rates.

Also during the first six months of 1995, the Company renegotiated the terms of its committed multi-currency revolving credit agreement. The agreement, which previously consisted of two tranches with 13 banks and allowed the Company to borrow up to $200 million, now consists of one tranche and allows the Company to borrow up to $200 million. The revised agreement now extends through February 2000 and contains lower commitment fees and borrowing rates.

The Company is subject to inherent risks attributed to operating in a global economy. It is the Company's policy to utilize derivative financial instruments to manage its interest rate and foreign currency exchange risks. The effect of these derivative transactions on the Company's net earnings is not material.

Management believes that funds generated from operations and existing borrowing capacity will be adequate to support and finance planned growth, capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.

PART II.     OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On February 15, 1994, TRW filed suit in the United States District Court for the District of Arizona against Talley Industries, Inc. and certain
Talley subsidiary companies. The suit relates to TRW's 1989 purchase of Talley's air bag business. In the complaint, TRW claimed that, among other violations of TRW's rights, Talley breached the non-compete provision contained in the purchase agreement by providing products and services to competitors of TRW. As a result of the breach, TRW exercised its rights under the agreement and the license from Talley to TRW to make a one-time payment of $26.5 million to Talley for a paid-up royalty-free license to use Talley's air bag patents and technology. On
March 1, 1994, Talley filed an answer and counterclaims against TRW alleging that TRW had acted improperly in making the $26.5 million payment and requesting that TRW be ordered to pay immediately to Talley the value of all anticipated royalties, claimed by Talley to be not less than $250 million. On May 19, 1994, the court granted Talley's motion for an injunction requiring TRW to continue to make quarterly royalty payments pursuant to the 1989 asset purchase agreement and ancillary agreements pending trial of TRW's claims. On April 5, 1995, trial began before a jury on TRW's claims and Talley's counterclaims. On May 30, 1995, at the close of all the evidence, the trial judge directed a verdict against TRW on TRW's claims against Talley, ruling that there was not sufficient evidence to send TRW's claims to the jury. However, the judge allowed Talley's counterclaims to go to the jury. On June 6, 1995, the jury entered its verdict that Talley was entitled to the present value of the future royalty stream in the sum of $138 million on the contract claim, but that TRW had not acted in bad faith and that the technology on which royalties were due was limited to that in existence when TRW purchased
Talley's air bag business.

Judgment was entered against TRW on June 27, 1995 and TRW timely filed a notice of appeal on July 12, 1995. On July 26, 1995, the trial judge entered an order requiring that TRW continue to pay quarterly royalty payments to Talley as they become due, notwithstanding the fact it filed an appropriate bond in connection with its notice of appeal. TRW will immediately appeal the judge's decision requiring continued royalty payments and will also appeal the judge's decision directing a verdict against TRW on its claims against Talley. The judgment against TRW is not expected to have a material financial effect on the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its 1995 Annual Meeting of Shareholders on April 26, 1995.

(b) Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected.

(c) Michael H. Armacost was elected a Director of the Company with 56,257,390 votes for election, 369,679 votes withheld from voting and 8,354,791 shares not voted, including broker non-votes.

      Carl H. Hahn was elected a Director of the Company with 56,254,033 votes for election, 373,036 votes withheld from voting and 8,354,791 shares not voted, including broker non-votes.

      George H. Heilmeier was elected a Director of the Company with 56,274,950 votes for election, 352,119 votes withheld from voting and 8,354,791 shares not voted, including broker non-votes.

      Richard W. Pogue was elected a Director of the Company with 55,854,456 votes for election, 772,613 votes withheld from voting and 8,354,791 shares not voted, including broker non-votes.

      The shareholders ratified the appointment of Ernst & Young as the Company's independent auditors for the 1995 fiscal year with 56,287,105 votes for, 158,605 votes against, 181,359 votes abstaining and 8,354,791 shares not voted, including broker non-votes.

      A shareholder proposal concerning a report to shareholders on research and development of space weapons was defeated, with 5,445,138 votes for, 46,082,129 votes against, 2,153,861 votes abstaining and 11,300,732 shares not voted, including broker non-votes.


(d)   None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

      10.1   TRW Inc. Stock Plan for Non-Employee Directors (as
             Amended and  Restated, effective August 1, 1995)

      10.2   TRW Inc. Deferred Compensation Plan (as Amended and
             Restated, effective August 1, 1995)

      10.3   TRW Benefits Equalization Plan (as Amended and
             Restated, effective August 1, 1995)

      10.4 TRW Supplementary Retirement Income Plan (as Amended and Restated, effective August 1, 1995)

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


                                       TRW Inc.



      Date:  August 9, 1995            By: /s/ Martin A. Coyle
                                           -------------------
                                             Martin A. Coyle
                                             Executive Vice President
                                             and Secretary




      Date:  August 9, 1995            By: /s/ Carl G. Miller
                                           ------------------
                                             Carl G. Miller
                                             Vice President
                                             and Corporate Controller

                                  FORM 10-Q

               Quarterly Report for Quarter Ended June 30, 1995



                                EXHIBIT INDEX
                                -------------


Exhibit No.                  Description                           Page No.
-----------                  -----------                           --------
      10.1   TRW Inc. Stock Plan for Non-Employee Directors
             (as Amended and Restated, effective August 1, 1995)      16

      10.2   TRW Inc. Deferred Compensation Plan (as Amended
             and Restated, effective August 1, 1995)                  19

      10.3   TRW Benefits Equalization Plan (as Amended and
             Restated, effective August 1, 1995)                      35

      10.4   TRW Supplementary Retirement Income Plan (as
             Amended and Restated, effective August 1, 1995)          42

      11     Computation of Earnings Per Share -- Unaudited.          46

      27     Financial Data Schedule.                                 47

      99     Computation of Ratio of Earnings to Fixed Charges --
             Unaudited (Supplement to Exhibit 12 of the following
             Form S-3 Registration Statements of the Company:
             No. 33-30350, filed August 4, 1989, and No. 33-42870
             filed September 20, 1991).                               51
