Form 10-Q
period 1995-09-30
TRW INC
filed 1995-11-09
CIK 100030

                                  FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(Mark One)

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                     OR

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number                  1-2384
                      -------------------------------------------

                                   TRW Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Ohio                                     34-0575430
---------------------------------------------            --------------------
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

Yes    X     No
    -------     -------

           As of November 3, 1995, there were 65,572,158 shares of TRW Common Stock, $0.625 par value, outstanding.


                   This is page one of a total of 17 pages.
               The Exhibit Index is on page 14 of this filing.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements



Statements of Earnings (unaudited)
TRW Inc. and subsidiaries
-----------------------------------------------------------------------------

                                    Third quarter ended    Nine months ended
                                       September 30          September 30
In millions except per share data      1995    1994          1995    1994
-----------------------------------------------------------------------------

Sales                                $2,401  $2,165        $7,709  $6,641
Cost of sales                         1,942   1,714         6,199   5,280
-----------------------------------------------------------------------------
Gross profit                            459     451         1,510   1,361


Administrative and selling              207     188           592     540
  expenses
Research and development                 88     100           314     318
  expenses
Interest expense                         28      24            76      80
Other (income) expense-net               (7)      6            (2)     44
-----------------------------------------------------------------------------
Earnings before income taxes            143     133           530     379
Income taxes                             50      51           199     146
-----------------------------------------------------------------------------
Net earnings                         $   93  $   82        $  331  $  233
-----------------------------------------------------------------------------


-----------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
    Fully diluted                    $ 1.41  $ 1.24        $ 4.94  $ 3.52
    Primary                            1.39    1.26          4.97    3.56
    Dividends declared                  .50     .50          1.00     .97
-----------------------------------------------------------------------------

-----------------------------------------------------------------------------
Shares used in computing per
  share amounts
    Fully diluted                      66.7    65.9          67.2    66.0
    Primary                            67.0    64.9          66.6    65.2
-----------------------------------------------------------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
------------------------------------------------------------------------

                                                    Nine months ended
                                                      September 30
In millions                                          1995      1994
------------------------------------------------------------------------

Operating activities:
Net earnings                                         $331      $233
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                     383       353
    Restructuring                                       -       (18)
    Deferred income taxes                              18        43
    Other-net                                          21        41
Changes in assets and liabilities, net of effects
  of businesses acquired or sold:
    Accounts receivable                               (75)     (175)
    Inventories and prepaid expenses                  (75)      (64)
    Accounts payable and other accruals               (38)       65
    Other-net                                          (4)       41
------------------------------------------------------------------------
Net cash provided by operating activities             561       519
------------------------------------------------------------------------

Investing activities:
Capital expenditures                                 (314)     (311)
Proceeds from divestitures                              9        10
Investments in other assets                           (55)      (50)
Other-net                                              (2)      (20)
------------------------------------------------------------------------
Net cash used in investing activities                (362)     (371)
------------------------------------------------------------------------

Financing activities:
Increase(decrease) in short-term debt                  22       (80)
Proceeds from debt in excess of 90 days                27       165
Principal payments on debt in excess of 90 days      (161)     (121)
Dividends paid                                        (98)      (93)
Other-net                                               7        11
------------------------------------------------------------------------
Net cash used in financing activities                (203)     (118)
------------------------------------------------------------------------
Effect of exchange rate changes on cash               (24)      (37)
------------------------------------------------------------------------
Decrease in cash and cash equivalents                 (28)       (7)
Cash and cash equivalents at beginning of period      109        79
------------------------------------------------------------------------
Cash and cash equivalents at end of period           $ 81      $ 72
------------------------------------------------------------------------





Balance Sheets (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------

                                          September 30    December 31
In millions                                       1995           1994
--------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                     $   81         $  109
  Accounts receivable                            1,428          1,338
  Inventories                                      535            470
  Prepaid expenses                                  81             59
  Deferred income taxes                            231            239
--------------------------------------------------------------------------
Total current assets                             2,356          2,215

Property, plant and equipment-on
  the basis of cost                              5,805          5,556
  Less accumulated depreciation
    and amortization                             3,284          3,067
--------------------------------------------------------------------------
Total property, plant and equipment-net          2,521          2,489

Intangible assets
  Intangibles arising from acquisitions            479            477
  Capitalized data files                           473            441
  Other                                             84             69
--------------------------------------------------------------------------
                                                 1,036            987
  Less accumulated amortization                    386            331
--------------------------------------------------------------------------
Total intangible assets-net                        650            656
Other assets                                       286            276
--------------------------------------------------------------------------
                                                $5,813         $5,636
--------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
  Short-term debt                               $  196         $  122
  Accounts payable                                 677            737
  Current portion of long-term debt                 98            157
  Other current liabilities                      1,003            970
--------------------------------------------------------------------------
Total current liabilities                        1,974          1,986

Long-term liabilities                              790            796
Long-term debt                                     568            694
Deferred income taxes                              278            269

Minority interests in subsidiaries                  70             69

Capital stock                                       41             41
Other capital                                      396            354
Retained earnings                                1,649          1,383
Cumulative translation adjustments                  78             66
Treasury shares-cost in excess of par value        (31)           (22)
--------------------------------------------------------------------------
Total shareholders' investment                   2,133          1,822
--------------------------------------------------------------------------
                                                $5,813         $5,636
--------------------------------------------------------------------------


Results by Business Segments (unaudited)
TRW Inc. and subsidiaries
-------------------------------------------------------------------------------

                                        Third quarter ended   Nine months ended
                                            September 30        September 30
In millions                                1995      1994       1995     1994
-------------------------------------------------------------------------------

Sales
Automotive                               $1,422    $1,331     $4,882   $4,115
Space & Defense                             827       682      2,375    2,070
Information Systems & Services              152       152        452      456
-------------------------------------------------------------------------------
Sales                                    $2,401    $2,165     $7,709   $6,641
-------------------------------------------------------------------------------

Operating profit
Automotive                               $  116    $  113     $  461   $  327
Space & Defense                              54        47        153      138
Information Systems & Services               26        27         69       75
-------------------------------------------------------------------------------
Operating profit                            196       187        683      540
Company Staff and other                     (25)      (31)       (77)     (84)
Interest expense                            (28)      (24)       (76)     (80)
Earnings from affiliates                      -         1          -        3
-------------------------------------------------------------------------------
Earnings before income taxes             $  143    $  133     $  530   $  379
-------------------------------------------------------------------------------


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

Inventories
-----------

Inventories consist of the following:
(In millions)

                                September 30      December 31
                                        1995             1994
                                        ----             ----

Finished products and
  work in process                       $296             $246
Raw materials and supplies               239              224
                                        ----             ----
                                        $535             $470
                                        ----             ----


Long-Term Liabilities
---------------------

For balance sheet purposes, long-term liabilities at September 30, 1995, and December 31, 1994, included $684 million and $682 million, respectively, relating to postretirement benefits other than pensions.


Other (Income) Expense-Net
-------------------------

Other (income) expense included the following:
(In millions)

                                 Third quarter ended      Nine months ended
                                     September 30            September 30
                                    1995      1994           1995      1994
                                 -------------------      -----------------
Other income                        $(15)     $(11)          $(43)     $(41)
Other expense                          7        13             32        45
Foreign currency translation           1         4              9        40
                                    ----      ----           ----      ----
                                    $ (7)     $  6           $ (2)     $ 44
                                    ----      ----           ----      ----


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

Primary earnings per share for the third quarter of 1995 of $1.39 is lower than the fully diluted earnings per share amount of $1.41 due to the use of the treasury stock method for calculating share repurchase. The September 1995 calculation of fully diluted earnings per share uses the average market price.


Supplemental Cash Flow Information
----------------------------------

                                                   Nine months ended
                                                     September 30
                                                  -------------------
(In millions)                                       1995       1994
                                                    ----       ----
Interest paid (net of amount capitalized)           $ 74        $85

Income taxes paid (net of refunds)                  $191        $47


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

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

RESULTS OF OPERATIONS

(In millions except per share data)

                                                         Nine Months Ended
                                   Third Quarter           September 30
                          --------------------------  -------------------------
                                            Percent                    Percent
                            1995     1994   Inc (Dec)   1995    1994   Inc (Dec)
                            ----     ----  --------     ----    ----  --------
Sales                     $2,401   $2,165       11%   $7,709  $6,641       16%
Operating Profit          $  196   $  187        4%   $  683  $  540       27%
Net Earnings              $   93   $   82       14%   $  331  $  233       43%
Fully Diluted Earnings
  Per Share               $ 1.41   $ 1.24       14%   $ 4.94  $ 3.52       40%
Effective Tax Rate          34.8%    38.7%              37.5%   38.7%



The increase in sales for the third quarter and first nine months of 1995 resulted from higher volume in the Automotive segment, primarily in the North American airbag business and all European businesses, as well as increased volume in the Space & Defense segment.

Operating profit for the third quarter and first nine months of 1995 increased primarily as a result of the higher sales volume.

The increase in net earnings for the third quarter and first nine months of 1995 resulted from the higher operating profit noted above. Net earnings also benefited from a lower effective tax rate.

The lower effective tax rate was primarily due to the utilization of tax loss carryforwards resulting from the legal reorganization of certain German operations as well as the favorable effect of certain prior period adjustments, including an adjustment to the prior year's actual tax liability.

Interest expense was $76 million for the first nine months of 1995 compared to $80 million in 1994. The decrease in interest expense was due primarily to lower debt levels partially offset by higher interest rates.

Automotive

(In millions)

                                                         Nine Months Ended
                                   Third Quarter           September 30
                          --------------------------  -------------------------
                                            Percent                    Percent
                            1995     1994   Inc (Dec)   1995    1994   Inc (Dec)
                            ----     ----  --------     ----    ----  --------

Sales                     $1,422   $1,331      7%     $4,882  $4,115       19%
Operating Profit          $  116   $  113      3%     $  461  $  327       41%


The increase in sales for the third quarter and first nine months of 1995 resulted from higher volume in all European automotive businesses, the effect of favorable exchange rates and higher volume in the North American airbag business. The increase in sales for the third quarter 1995 was partially offset by lower volume in the North American seatbelt business.

Operating profit increased for the third quarter and first nine months of 1995 due to the higher volume in all European businesses. The increase in third quarter 1995 operating profit was partially offset by the effect of lower sales in certain North American operations.

Space & Defense

(In millions)

                                                         Nine Months Ended
                                   Third Quarter           September 30
                          --------------------------  -------------------------
                                            Percent                    Percent
                            1995     1994   Inc (Dec)   1995    1994   Inc (Dec)
                            ----     ----  --------     ----    ----  --------
Sales                       $827     $682     22%     $2,375  $2,070       15%
Operating Profit            $ 54     $ 47     15%     $  153  $  138       11%



Sales for the third quarter and first nine months of 1995 increased due to new business volume and improvements in ongoing program performance. The increase in sales for the first nine months of 1995 was partially offset by the effect of contracts nearing completion.

The increase in operating profit for the third quarter and first nine months of 1995 resulted from the increased sales volume and the absence of investments related to diversification into commercial markets, partially offset by program profit adjustments. Operating profit for the third quarter of 1995 included a program reserve which was offset by the benefit of a franchise tax settlement.

Information Systems & Services

(In millions)

                                                         Nine Months Ended
                                   Third Quarter           September 30
                          --------------------------  -------------------------
                                            Percent                    Percent
                            1995     1994   Inc (Dec)   1995    1994   Inc (Dec)
                            ----     ----  --------     ----    ----  --------
Sales                       $152     $152       - %     $452    $456      (1)%
Operating Profit            $ 26     $ 27      (8)%     $ 69    $ 75      (9)%

Sales and operating profit amounts for the third quarter and first nine months of 1995 were comparable to those of the third quarter and first nine months of 1994.

LIQUIDITY AND FINANCIAL POSITION


In the first nine months of 1995, cash flow provided by operating activities of $561 million was used primarily for capital expenditures of $314 million, a net decrease in debt of $112 million, dividend payments of $98 million and $41 million in other items. In addition, the effect of exchange rates reduced cash flow by $24 million. As a result, cash and cash equivalents decreased by $28 million.

Total debt (short-term debt, the current portion of long-term debt and long-term debt) was $862 million at September 30, 1995, compared to $973 million at December 31, 1994. The ratio of total debt to total capital (total debt, total deferred income taxes, minority interests and shareholders' investment) at September 30, 1995 was 28 percent compared to 34 percent at December 31, 1994.

During the third quarter of 1995, the Company filed a $224.5 million debt shelf registration statement. After this filing, a total of $500 million is available for borrowing under the Company's shelf registration statements.

During the first nine months of 1995, the Company's committed U.S. 364-day revolving credit agreement, which allowed the Company to borrow up to $150 million, expired. Also during the first nine months, the Company renegotiated the terms of its multi-year U.S. revolving credit agreement. The credit agreement, which previously allowed the Company to borrow up to $400 million, has been revised to allow the Company to borrow up to $550 million. The revised agreement now extends through February 2000 and contains lower commitment fees and borrowing rates.

Also during the first nine months of 1995, the Company renegotiated the terms of its committed multi-currency revolving credit agreement. The agreement, which previously consisted of two tranches with 13 banks and allowed the Company to borrow up to $200 million, now consists of one tranche and allows the Company to borrow up to $200 million. The revised agreement now extends through February 2000 and contains lower commitment fees and borrowing rates.

The Company is subject to inherent risks attributed to operating in a global economy. It is the Company's policy to utilize derivative financial instruments to manage its interest rate and foreign currency exchange risks. The effect of these derivative transactions on the Company's net earnings is not material.

Management believes that funds generated from operations and existing borrowing capacity will be adequate to support and finance planned growth, capital expenditures, company-sponsored research and development programs and dividends payments to shareholders.

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

Judgment was entered against TRW on June 27, 1995 and TRW timely filed a notice of appeal on July 12, 1995. On
July 26, 1995, the trial judge entered an order requiring that TRW continue to pay quarterly royalty payments to Talley as they become due, notwithstanding the fact it filed an appropriate bond in connection with its notice of appeal.
TRW immediately appealed the judge's ruling requiring that TRW continue to pay the royalties pending appeal; however, the 9th Circuit U.S. Court of Appeals denied TRW's appeal without prejudice and accelerated the schedule for the appeal on the judge's decision directing a verdict against TRW in connection with TRW's claims against Talley. The judgment against TRW is not expected to have a material financial effect on the Company.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)     Exhibits:

        11      Computation of Earnings Per Share -- Unaudited.

        27      Financial Data Schedule.

        99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-30350, filed August 4, 1989, No. 33-42870, filed September 20, 1991, and No. 33-61711, filed September 15, 1995).

(b)     Reports on Form 8-K:

        No report on Form 8-K was filed during the quarter for which this report is filed.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRW Inc.



        Date:  November 9, 1995         By: /s/ Martin A. Coyle
                                            --------------------
                                              Martin A. Coyle
                                              Executive Vice President
                                              and Secretary




        Date:  November 9, 1995         By: /s/ Ronald D. Sugar
                                            --------------------
                                              Ronald D. Sugar
                                              Executive Vice President
                                              and Chief Financial Officer

                                  FORM 10-Q

            Quarterly Report for Quarter Ended September 30, 1995



                                Exhibit Index




Exhibit No.                  Description                                        Page No.
-----------                  -----------                                        --------
        11      Computation of Earnings Per Share -- Unaudited.                       15

        27      Financial Data Schedule.                                              16

        99      Computation of Ratio of Earnings to Fixed Charges --
                Unaudited (Supplement to Exhibit 12 of the following
                Form S-3 Registration Statements of the Company:
                No. 33-30350, filed August 4, 1989, No. 33-42870,
                filed September 20, 1991, and No. 33-61711, filed
                September 15, 1975).                                                  17