Form 10-K
period 1995-12-31
TRW INC
filed 1996-03-20
CIK 100030

                                                                       [LOGO]
1995
SEC FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)
    [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
---------------------------------------------      -----------------------------------
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

                                                                     Yes X  No _
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [__]
The aggregate market value of the registrant's voting stock held by non-affiliates was $5,594,990,827 as of March 1, 1996. This amount was computed on the basis of the closing price of the registrant's voting securities included in the NYSE-Composite Transactions report for such date, as published in the Midwest edition of THE WALL STREET JOURNAL or, in the case of the registrant's voting cumulative preference stock, for the date of the most recent trade, as reported in the Dow Jones News Retrieval Service.

As of March 1, 1996 there were 65,988,663 shares of TRW Common Stock, $0.625 par value, outstanding.

The following documents have been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement dated March 20, 1996                        Part III
TRW Annual Report to Security Holders for the year ended December 31,
1995                                                          Parts I, II and IV

                                    TRW INC.

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1995

PART I                                                                                         PAGE
Item 1.    Business..........................................................................          1

Item 2.    Properties........................................................................          6

Item 3.    Legal Proceedings.................................................................          6

Item 4.    Submission of Matters to a Vote of Security Holders...............................          7

Executive Officers of the Registrant.........................................................          7


PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.............         10

Item 6.    Selected Financial Data...........................................................         10

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations......................................................................         11

Item 8.    Financial Statements and Supplementary Data.......................................         11

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure......................................................................         11

PART III
Item 10.   Directors and Executive Officers of the Registrant................................         11

Item 11.   Executive Compensation............................................................         11

Item 12.   Security Ownership of Certain Beneficial Owners and Management....................         12

Item 13.   Certain Relationships and Related Transactions....................................         12

PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................         12

                                     PART I

ITEM 1.  BUSINESS

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

AUTOMOTIVE

    TRW's Automotive segment designs, manufactures and sells a broad range of steering, suspension, engine, safety, engineered fastening, electronic, electromechanical and other components and systems as original equipment for passenger cars and commercial vehicles, including trucks, buses, farm machinery and off-highway vehicles. These products include occupant safety systems such as seat belt systems and inflatable restraint systems, manual and power steering gears, engine valves and valve train components, suspension components, electronic monitoring and control systems, electromechanical assemblies, fasteners, stud welding systems and other components.

    Automotive original equipment included in this industry segment is sold primarily to original equipment manufacturers. In addition, TRW sells its automotive components for use as aftermarket parts to original equipment manufacturers and others for resale through their own independent distribution networks.

SPACE & DEFENSE

    TRW's Space & Defense segment includes spacecraft, software and systems engineering support services and electronic systems, equipment and services.

    The Company's spacecraft activities include the design and manufacture of spacecraft equipment, propulsion subsystems, electro-optical and instrument systems, spacecraft payloads, high-energy lasers and laser technology and other high-reliability components. TRW's software and systems engineering support services are in the fields of command and control, security for defense and nondefense applications, counterterrorism, undersea surveillance, antisubmarine warfare and other high-technology space and defense mission support systems, management of radioactive waste, automated fingerprint matching, upgrading of the nation's air traffic control program and other civilian applications. The Company's electronic systems, equipment and services include the design and manufacture of communications systems, avionics systems and other electronic technologies for space and defense applications.

    Products and services in this industry segment are sold and distributed principally to the United States Government. TRW's spacecraft business involves the sale to the United States Government of subsystems and components for space propulsion and unmanned spacecraft for defense, scientific research and communications purposes. TRW is currently participating in a number of spacecraft programs. Software and systems engineering and integration support services are sold primarily to the United States Government defense agencies and to Federal civilian and other state and local governmental agencies. These services include a wide variety of computer software systems and analytical services for space and defense, air traffic control, and advanced communication and data retrieval applications. Sales to the United States Government of electronic systems, equipment and services consist of systems and subsystems for defense and space applications, including communications, command and control, guidance, navigation, electric power, sensing and electronic display equipment. While classified projects are not discussed herein, the operating results relating to classified projects are included in the Company's consolidated financial statements and the business risks associated with such projects do not differ materially from those of other projects for the United States Government.

    TRW also performs diverse testing and general research projects in many of the technical disciplines related to its Space & Defense products and services under both private and United States Government contracts, including several advanced defense system projects.

INFORMATION SYSTEMS & SERVICES

    TRW's  Information  Systems  &  Services  segment  includes  consumer credit
information  services,  real  estate  information  services,  direct   marketing
services and business credit information services.

    Products and services in this industry segment are sold primarily to commercial entities. Consumer and business credit information services are sold primarily to credit-granting organizations and businesses. Real estate information services are sold to financial institutions, title companies and other customers. Marketing services are sold primarily to direct marketing customers.

    On February 9, 1996, the Company entered into an agreement to sell substantially all of the businesses in the Information Systems & Services segment. The proposed sale, which has been structured as a recapitalization and is expected to be completed in the second half of 1996, is subject to corporate and governmental approvals and certain significant conditions to closing, including the implementation of certain computer systems.

                          RESULTS BY INDUSTRY SEGMENT

    Reference is made to the information relating to the Company's industry segments, including sales, operating profit and identifiable assets attributable to each segment for each of the years 1993 through 1995, presented under the note entitled "Industry segments" in the Notes to Financial Statements on pages 37 and 38 of the TRW 1995 Annual Report. Such information is incorporated herein by reference.

                        FOREIGN AND DOMESTIC OPERATIONS

    TRW manufactures products and has facilities in 23 countries throughout the world. TRW's operations outside the United States are in Australia, Austria, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Japan, Malaysia, Mexico, Poland, South Africa, South Korea, Spain, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. TRW also exports products manufactured by it in the United States. Such export sales accounted for 8% of total sales during 1995, 7% of total sales during 1994 and 6% during 1993, or $842 million, $638 million and $438 million, respectively.

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

    Reference is made to the information relating to the dollar amounts of sales, operating profit and identifiable assets by geographic area for each of the years 1993 through 1995 presented under the note entitled "Geographic segments" in the Notes to Financial Statements on page 38 of the TRW 1995 Annual Report. Such information is incorporated herein by reference.

                                    GENERAL

COMPETITION

    TRW encounters intense competition in substantially all segments of its business. The Company's competitive position varies for its different products and services. However, TRW believes that it is a significant supplier of many of the products it manufactures and of many of the services it provides.

    In the Automotive segment, competitors include independent suppliers of parts and components as well as the Company's original equipment customers, many of whom are integrated manufacturers and produce or could produce substantial portions of their requirements for parts and components internally. Depending on the particular product, the number of the Company's competitors may vary significantly and many of the products have high capital requirements and require high engineering content. In the Automotive segment, the principal methods of competition are price, engineering excellence, product quality, customer service, delivery time and proprietary position.

    TRW competes for contracts covering a variety of United States Government projects and programs, principally in the Space & Defense segment of its business. Such competition is based primarily on technical ability, product quality and price. TRW's competitors for United States Government contracts typically are large, technically-competent firms with substantial assets.

    In its Information Systems & Services segment, TRW competes in markets for consumer and business credit information services, real estate information services and marketing services with other large firms doing business nationally and with many smaller local and regional firms. Competitive factors in this business include proprietary position, product quality, customer service, delivery time and price.

CUSTOMERS

    Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics and Space Administration and other agencies, constituted 28% of TRW's sales for 1995 and 28% for 1994, or $2,899 million and $2,545 million, respectively. Sales to the United States Government represented 93% of the sales of the Space & Defense segment in 1995 and 90% in 1994, or $2,887 million and $2,528 million, respectively.

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

    Other than the United States Government, TRW's largest customers (determined by including sales to their affiliates throughout the world but excluding sales to such customers or their affiliates that ultimately result in sales to the United States Government) are Ford Motor Company, Volkswagen AG and General Motors Corporation. Such sales by TRW's Automotive segment to Ford, Volkswagen and General Motors and their respective subsidiaries during 1995 accounted for 23%, 10% and 10%, respectively, of total sales of the Automotive segment, compared to 24%, 9% and 10%, respectively, during 1994.

BACKLOG

    The backlog of orders for TRW's domestic operations, without options, at December 31, 1995 and December 31, 1994 is estimated to have been approximately $5,438 million and $4,640 million, respectively, of which it is estimated that, directly or indirectly, United States Government business accounted for approximately $4,466 million and $3,895 million, respectively. Reported backlog at the end of 1995 does not include approximately $2.6 billion of negotiated and priced, but unexercised, options for defense and non-defense programs. Unexercised options at the end of 1994 were valued at $1.0 billion. The exercise of options is at the discretion of the customer, and as in the case of Government contracts generally, dependent on future government funding. Of the total domestic backlog at December 31, 1995 and at December 31, 1994, 90% and 89%, respectively, were attributable to the Space & Defense segment, and virtually all of the backlog attributable to United States Government business related to that segment.

    The determination of TRW's backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature. A substantial portion of the variations in the estimated backlog of TRW in recent years is attributable to the timing of the award and performance of United States Government and certain other contracts. Subject to various qualifications, including those set forth herein, and assuming no terminations, cancellations or changes and completion of orders in the normal course, TRW has estimated that approximately 55% of the December 31, 1995 backlog will be delivered in 1996, 24% in 1997 and 21% thereafter.

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

RESEARCH AND DEVELOPMENT

    Research and development costs totaled $1,963 million, $1,709 million and $1,737 million in 1995, 1994 and 1993, respectively, of which customer-funded research and development was $1,387 million in 1995, $1,157 million in 1994 and $1,223 million in 1993. Company-funded research and development costs, which included research and development for commercial products, independent research and development and bid and proposal work related to government products and services, totaled $422 million in 1995, $412 million in 1994 and $378 million in 1993.

A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts. Company-funded product development costs, including engineering and field support for new customer requirements, were $154 million in 1995, $140 million in 1994 and $136 million in 1993.

EMPLOYEES

    At December 31, 1995, TRW had approximately 66,500 employees, of whom approximately 37,000 were employed in the United States.

RAW MATERIALS AND SUPPLIES

    Materials used by TRW include or contain steel, stainless steel, pig iron, ferro-chrome, aluminum, brass, copper, tin, platinum, special alloys, sodium azide, glass, ceramics, plastic powders and laminations, carbon and plastic materials, synthetic rubber, paper, and gold, silver, nickel, zinc and copper plating materials. TRW also purchases from suppliers various types of equipment and component parts that may include such materials. TRW's operations are dependent upon the ability of its suppliers of materials, equipment and component parts to meet performance and quality specifications and delivery schedules. In some cases, there is only a limited number of suppliers for a material or product due to the specialized nature of the item. Shortages of certain raw materials, equipment and component parts have existed in the past and may exist again in the future. TRW has taken a number of steps to protect against and to minimize the effect of such shortages. However, any future inability of TRW to obtain raw materials, equipment or component parts could have a material adverse effect on the Company. TRW's operations also are dependent on adequate supplies of energy. TRW has continued its programs to conserve energy used in its operations and has made available alternative sources of energy.

ENVIRONMENTAL REGULATIONS

    Federal, state and local requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had and will continue to have an effect on TRW and its operations. The Company has made and continues to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations to comply with various federal, state and local laws and, along with other companies, has been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to the Company. A reserve estimate reflecting cost ranges is established using standard engineering cost estimating techniques for each matter for which sufficient information is available. In the determination of cost ranges, consideration is given to the professional judgment of the Company's environmental engineers in consultation with outside environmental specialists when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 1995, the Company had reserves for environmental matters of $84 million, including $7 million of accruals recorded during the year. The Company aggressively pursues reimbursement for environmental costs from its insurance carriers. Insurance recoveries are recorded as a reduction of environmental costs when fixed and determinable. The Company does not believe that compliance with environmental protection laws and regulations will have a material effect upon its capital expenditures or competitive position, and TRW's capital expenditures for environmental control facilities during 1996 and 1997 are not expected to be material to the Company. The Company believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on the Company's earnings. However, the Company cannot predict the effect on future earnings of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect on future earnings of compliance with environmental laws and regulations with respect to currently unknown environmental matters or the possible effect on future earnings of compliance with environmental requirements imposed in the future.

CAPITAL EXPENDITURES

    During the five years ended December 31, 1995, TRW's capital expenditures and the net book value of its assets retired or sold were:

                                                     (IN MILLIONS)
                            ----------------------------------------------------------------
                                        CAPITAL EXPENDITURES
                            ---------------------------------------------
                             LAND, BUILDINGS                               NET BOOK VALUE OF
        YEAR ENDED            AND LEASEHOLD    MACHINERY AND               ASSETS RETIRED OR
       DECEMBER 31,           IMPROVEMENTS       EQUIPMENT       TOTAL           SOLD
--------------------------  -----------------  -------------     -----     -----------------
  1995....................      $      77        $     408     $     485       $      23
  1994....................             93              413           506              21
  1993....................             77              405           482              61
  1992....................             95              435           530              74
  1991....................             73              464           537              71

    On an industry segment basis, capital expenditures during 1995 and 1994 were as follows: Automotive, $314 million and $388 million, respectively; Space & Defense, $114 million and $98 million, respectively; and Information Systems & Services, $19 million and $18 million, respectively. Of total capital expenditures, 67% in 1995 and 64% in 1994 were invested in the United States.

ITEM 2.  PROPERTIES

    TRW's operations include numerous manufacturing, research and development and warehousing facilities located in 28 states in the United States and in 22 other countries. TRW owns a majority of its facilities; the remainder were leased. In 1995, approximately 42% of the domestic facilities were used by the Automotive segment, 50% were used by the Space & Defense segment and 8% were used by the Information Systems & Services segment. Substantially all of the foreign facilities were used by the Automotive segment.

    The Company also owns or leases certain smaller research and development properties and administrative, processing, marketing, sales and office facilities throughout the United States and in various parts of the world. In addition, TRW operates facilities on property owned directly or indirectly by the United States Government. The Company owns its world headquarters in Lyndhurst, Ohio and its regional headquarters for its Space & Defense segment in Redondo Beach, California.

    In the opinion of management, the Company's facilities are generally well maintained and are suitable and adequate for their intended use.

    Reference is made to the information concerning long-term rental obligations under operating leases presented under the note entitled "Lease commitments" in the Notes to Financial Statements on page 35 of the TRW 1995 Annual Report. Such information is incorporated herein by reference.

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

    Judgment was entered against TRW on June 27, 1995 and TRW timely filed a notice of appeal on July 12, 1995. On July 26, 1995, the trial judge entered an order requiring that TRW continue to pay quarterly royalty payments to Talley as they become due, notwithstanding the fact it filed an appropriate bond in connection with its notice of appeal. TRW immediately appealed the judge's ruling requiring that TRW continue to pay the royalties pending appeal; however, the Ninth Circuit U.S. Court of Appeals denied TRW's appeal without prejudice and accelerated the schedule for the appeal on the judge's decision directing a verdict against TRW in connection with TRW's claims against Talley. Oral argument before the Ninth Circuit took place on February 14, 1996. The judgment against TRW, if it stands after appeal, is not expected to have a material financial effect on the Company.

    On November 13, 1995, TRW Vehicle Safety Systems Inc. ("VSSI") entered into agreements with the Arizona Attorney General's Office and the Arizona Department of Environmental Quality ("ADEQ") regarding a September 16, 1994 accident at Mesa Plant I as well as other outstanding issues between VSSI and ADEQ. Under the agreement with the Attorney General, on November 13, 1995 VSSI pleaded no contest to a single misdemeanor charge of violating hazardous waste management requirements which was filed on the same date. VSSI agreed to pay a fine and restitution of $1.0 million. VSSI also agreed to pay $100,000 in investigative costs to the Attorney General's office. Under the agreement with the ADEQ, VSSI agreed to implement plans to continue to improve emergency response procedures and reporting requirements as well as implement site assessments and other safety and environmental quality studies. VSSI agreed to pay $79,000 in administrative penalties to ADEQ. The State of Arizona has a penalty assessment provision of 57% that increased the total fines paid by TRW to $1.75 million. These actions resolve all material outstanding proceedings arising out of the September 16, 1994 accident.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None during the fourth quarter of 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    The names and ages of, and the positions and offices held by, each person designated an executive officer of the Company as of March 20, 1996, together with the offices held by each such person during the last five years, are listed below. For purposes hereof, the term "executive officer" includes the Chairman of the Board, the President, each Vice President in charge of a principal business function and any other officer who performs a policy-making function for the Company. Each executive officer is elected annually and, unless the executive officer resigns or terminates employment with the Company or is removed from office by action of the Company's Directors, will hold office for the ensuing year or until a successor is elected in accordance with the Company's Regulations. None of the Company's executive officers has a family relationship to any other executive officer.

                                        POSITIONS AND BUSINESS EXPERIENCE
          NAME             AGE             DURING THE PAST FIVE YEARS
-------------------------  ----  -----------------------------------------------
M. A. Coyle                 54   Executive Vice President (1989 to the present),
                                   General Counsel (1980 to the present) and
                                   Secretary (1976 to the present)

J. T. Gorman                58   Chairman of the Board and Chief Executive
                                   Officer (1988 to the present) and Director
                                   (1984 to the present)
                                 President (1985 - 1991)

T. W. Hannemann             53   Executive Vice President and General Manager,
                                   TRW Space & Electronics Group (1993 to the
                                   present)
                                 Executive Vice President and General Manager,
                                   TRW Space & Defense Sector (1991 - 1992)
                                 Vice President and General Manager, TRW
                                   Electronic Systems Group (1989 - 1991)

P. S. Hellman               46   President, Chief Operating Officer and Director
                                   (1995 to the present)
                                 Executive Vice President and Assistant
                                   President (1994)
                                 Executive Vice President, Chief Financial
                                   Officer and Assistant President (1994)
                                 Executive Vice President and Chief Financial
                                   Officer (1991 - 1994)
                                 Vice President and Treasurer (1989 - 1991)

J. A. Janitz                53   Executive Vice President and General Manager,
                                   TRW Occupant Restraint Systems Group (1994 to
                                   the present)
                                 Vice President and General Manager, TRW Vehicle
                                   Safety Systems, Inc. (1991 - 1994)
                                 Vice President and General Manager, TRW
                                   Steering & Suspension Systems, North America
                                   (1990 - 1991)

H. V. Knicely               60   Executive Vice President, Human Resources and
                                   Communications (1995 to the present)
                                 Executive Vice President, Human Resources,
                                   Communications & Information Resources (1989
                                   - 1994)

                                        POSITIONS AND BUSINESS EXPERIENCE
          NAME             AGE             DURING THE PAST FIVE YEARS
-------------------------  ----  -----------------------------------------------
W. B. Lawrence              51   Executive Vice President, Planning, Development
                                   & Government Affairs (1989 to the present)

C. G. Miller                53   Executive Vice President, Chief Financial
                                   Officer and Controller (1996 to the present)
                                 Vice President and Controller (1990 - 1996)

J. S. Remick                57   Executive Vice President and General Manager,
                                   TRW Steering, Suspension & Engine Group (1995
                                   to the present)
                                 Vice President and Deputy General Manager,
                                   Automotive (1995)
                                 Vice President and General Manager, TRW
                                   Steering & Suspension Systems, North and
                                   South America (1991 - 1995)
                                 Deputy General Manager, TRW Steering Systems
                                   Group (1990 - 1991)

D. V. Skilling              62   Executive Vice President and General Manager,
                                   TRW Information Systems & Services Group
                                   (1989 to the present)

P. Staudhammer              62   Vice President, Science & Technology (1993 to
                                   the present)
                                 Vice President and Director of the Center for
                                   Automotive Technology (1990 - 1993)

J. P. Stenbit               55   Executive Vice President and General Manager,
                                   TRW Systems Integration Group (1994 to the
                                   present)
                                 Vice President and General Manager, TRW Systems
                                   Integration Group (1990 - 1994)

R. D. Sugar                 47   Executive Vice President and General Manager,
                                   TRW Automotive Electronics Group (1996 to the
                                   present)
                                 Executive Vice President and Chief Financial
                                   Officer (1994 - 1996)
                                 Vice President, Group Development, TRW Space &
                                   Electronics Group (1992 - 1994)
                                 Vice President, Strategic Business Development,
                                   TRW Space & Defense Sector (1992)
                                 Vice President and General Manager, TRW Space
                                   Communications Division (1987 - 1992)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Reference is made to the information set forth in the table presented under "Stock prices and dividends (unaudited)" on page 39 of the TRW 1995 Annual Report and to the information presented under the note entitled "Debt and credit agreements" in the Notes to Financial Statements on pages 34 and 35 of the TRW 1995 Annual Report. The information contained in such table and the information contained in the second paragraph of text on page 35 in such note to financial statements are incorporated herein by reference.

    The Company's Common Stock is traded principally on the New York Stock Exchange and is also traded on the Chicago, Pacific, Philadelphia, London and Frankfurt exchanges.

    On March 1, 1996, there were 27,168 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                  -----------------------------------------------------
                                                                YEARS ENDED DECEMBER 31,
                                                  -----------------------------------------------------
                                                    1995       1994       1993       1992       1991
                                                  ---------  ---------  ---------  ---------  ---------
Sales...........................................  $  10,172  $   9,087  $   7,948  $   8,311  $   7,913
Net earnings (loss).............................        446        333        195       (156)      (140)
Per share of Common Stock:
  Fully diluted earnings (loss).................       6.62       5.01       2.97      (2.51)     (2.30)
  Primary earnings (loss).......................       6.69       5.05       3.01      (2.51)     (2.30)
  Cash dividends declared.......................       2.10       1.97       1.88       1.84       1.80
Total assets....................................      5,890      5,636      5,336      5,458      5,635
Long-term debt..................................        541        694        870        941      1,213
Shares used in computing per share amounts:
  Fully diluted.................................       67.4       66.4       65.7       62.3       61.2
  Primary.......................................       66.6       65.8       64.7       62.3       61.2

    In February 1996, the Company entered into a sales agreement to sell substantially all of the businesses in the Information Systems and Services segment. The sale is subject to corporate and regulatory approvals and other significant conditions to closing, including the implementation of certain computer systems. The impact of the proposed divestiture, which is expected to result in a gain, has not been fully determined.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 19 through 22 of the TRW 1995 Annual Report. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference  is  made  to  the  financial  statements  headed  "Statements  of
Earnings," "Balance Sheets," "Statements of Cash Flows" and "Statements of Changes in Shareholders' Investment," and the accompanying notes thereto, on pages 23 through 38 of the TRW 1995 Annual Report. Reference is also made to the information included in the table presented under the headings "Events subsequent to date of independent auditors' report (unaudited)" and "Quarterly financial information (unaudited)" on page 39 of such report. Such statements, the accompanying notes and such table are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Reference is made to the information relating to TRW's Directors which is presented under the heading "Election of Directors" on pages 1 through 5 of the TRW Proxy Statement dated March 20, 1996, as filed with the Securities and Exchange Commission (the "TRW Proxy Statement"). Such information, beginning with the third full paragraph on page 1 and ending with the first paragraph on page 5, is incorporated herein by reference. Reference is made to the information relating to Section 16(a) compliance which is presented under the heading "Section 16(a) Compliance" on page 7 of the TRW Proxy Statement. Such information is incorporated herein by reference.

    See the information presented in Part I of this Report under the heading "Executive Officers of the Registrant" for information relating to TRW's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

    Reference is made to the information presented under the heading "Compensation of Executive Officers" on pages 9 through 18 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Relationships and Transactions" on pages 6 through 7 of the TRW Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Reference is made to the information presented under the heading "Ownership of Shares" on page 6 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Outstanding Securities" on pages 19 through 20 of the TRW Proxy Statement. Such information is incorporated herein by reference.

    There are no agreements or arrangements known to TRW that might, at a subsequent date, result in a change in control of TRW.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Reference   is  made  to   the  information  presented   under  the  heading
"Relationships and Transactions" on pages 6 through 7 of the TRW Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND SCHEDULES
    (1)  FINANCIAL STATEMENTS

        The   following  financial   statements  of   the  registrant   and  its
    subsidiaries included in the TRW 1995 Annual Report are incorporated herein by reference:

        Statements of Earnings -- Years ended December 31, 1995, 1994 and 1993 (page 23)

        Balance Sheets -- December 31, 1995 and 1994 (pages 24 and 25)

        Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993 (page 26)

        Statements of Changes in Shareholders' Investment -- Years ended December 31, 1995, 1994 and 1993 (page 27)

        Notes to Financial Statements -- (pages 28 - 38)

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

        4(a)  Rights  Agreement dated as of  December 14, 1988 between  TRW Inc. and National City
              Bank, as successor Rights  Agent (Exhibit 2 to  TRW Form 8-A Registration  Statement
              dated December 21, 1988 is incorporated herein by reference).

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

      *10(c)  TRW Executive Health Care Plan as amended and restated effective August 1, 1995.

      *10(d)  1984  Stock Option Plan  (Exhibit A to TRW  Proxy Statement dated  March 19, 1984 is incorporated herein by reference).

      *10(e)  1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March  17,
              1989 is incorporated herein by reference).

      *10(f)  1994  TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17,
              1994 is incorporated herein by reference).

      *10(g)  Form of Strategic Incentive Grant (Exhibit 10(g)  to TRW Annual Report on Form  10-K
              for the year ended December 31, 1994 is incorporated herein by reference).

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

      *10(k)  Form of  Amended  and Restated  Employment  Continuation Agreements  with  executive officers.

      *10(l)  Consulting Agreement dated December 11, 1995 between TRW Inc. and C. O. Macey.

      *10(m)  Consulting Agreement dated January 16, 1996 between TRW Inc. and R. G. Williams.

       10(n)  Three  Year Revolving Credit Agreement dated July 1, 1992 among TRW Inc. and various financial institutions (Exhibit 19.1  to TRW Quarterly Report  on Form 10-Q for  the
              quarter ended June 30, 1992 is incorporated herein by reference).

       10(o)  Amendment dated June 30, 1993 to Three Year Revolving Credit Agreement dated July 1,
              1992  among  TRW  Inc. and  various  financial  institutions. (Exhibit  10.1  to TRW
              Quarterly Report on Form 10-Q  for the quarter ended  June 30, 1993 is  incorporated herein by reference).

       10(p)  Amendment  dated as of March 1, 1994  to Three Year Revolving Credit Agreement dated
              July 1, 1992 among TRW Inc.  and various financial institutions. (Exhibit 10(cc)  to
              TRW  Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated herein by reference).

       10(q)  Amendment dated February 28, 1995 to Multi-Year Revolving Credit Agreement (formerly entitled Three Year Revolving  Credit Agreement) dated July  1, 1992 among TRW  Inc.
              and  various financial institutions (Exhibit 10(u) to TRW Annual Report on Form 10-K
              for the year ended December 31, 1994 is incorporated herein by reference).

      *10(r)  TRW Inc. Stock Plan for Non-Employee  Directors (as Amended and Restated,  effective
              August  1, 1995) (Exhibit 10.1 to TRW Quarterly  Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated herein by reference).

      *10(s)  TRW Inc. Deferred Compensation Plan (as Amended and Restated December 13, 1995).

      *10(t)  TRW Benefits Equalization Plan (as Amended  and Restated, effective August 1,  1995)
              (Exhibit  10.3 to TRW Quarterly  Report on Form 10-Q for  the quarter ended June 30,
              1995 is incorporated herein by reference).

      *10(u)  TRW Supplementary Retirement Income Plan (as Amended and Restated, effective  August
              1,  1995) (Exhibit 10.4 to  TRW Quarterly Report on Form  10-Q for the quarter ended
              June 30, 1995 is incorporated herein by reference).

      *10(v)  TRW Inc. Key Executive Life Insurance Plan dated as of February 7, 1996.

      *10(w)  TRW Inc. Financial Counseling Program.

       11     Computation of Earnings per Share.

       12     Computation of Ratio of Earnings to Fixed Charges - Unaudited.

       13     Portions of the TRW Annual  Report to Security Holders  for the year ended  December
              31, 1995 incorporated by reference herein.

       21     Subsidiaries of the Registrant.

       23(a)  Consent of Independent Auditors.

       23(b)  Consent  of Independent  Auditors (with respect  to financial statements  of The TRW
              Canada Stock Savings Plan).

       24(a)  Power of Attorney.

       24(b)  Certified Resolutions.

       27     Financial Data Schedule

       99(a)  Financial Statements of The TRW Employee Stock Ownership and Stock Savings Plan  for
              the year ended December 31, 1995.

       99(b)  Financial  Statements  of The  TRW  Canada Stock  Savings  Plan for  the  year ended
              December 31, 1995.

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

     Form 8-K dated February 29, 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRW INC.

Date: March 20, 1996                      By         /s/ MARTIN A. COYLE
                                            ------------------------------------
                                                     MARTIN A. COYLE,
                                          EXECUTIVE VICE PRESIDENT AND SECRETARY

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURE                           TITLE                     DATE
--------------------------------  --------------------------------  --------------

J. T. GORMAN*                     Chairman of the Board,
                                   Chief Executive Officer
                                   and Director

P. S. HELLMAN*                    President, Chief Operating
                                   Officer and Director

C. G. MILLER*                     Executive Vice President,
                                   Chief Financial Officer
                                   and Controller

M. H. ARMACOST*                   Director

M. FELDSTEIN*                     Director
                                                                    March 20, 1996
R. M. GATES*                      Director

C. H. HAHN*                       Director

G. H. HEILMEIER*                  Director

K. N. HORN*                       Director

E. B. JONES*                      Director

W. S. KISER*                      Director

D. B. LEWIS*                      Director

J. T. LYNN*                       Director

R. W. POGUE*                      Director

    MARTIN A. COYLE, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

*By     /s/ MARTIN A. COYLE                                       March 20, 1996
-------------------------------------------
 MARTIN A. COYLE, ATTORNEY-IN-FACT

REPORT OF INDEPENDENT AUDITORS

Shareholders and Directors
TRW Inc.

We have audited the consolidated financial statements of TRW Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K of TRW Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Inc. and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in the notes to financial statements, effective January 1, 1993, the company changed its method of accounting for postemployment benefits.

                                          /s/ Ernst & Young LLP
                                          ERNST & YOUNG LLP

Cleveland, Ohio
January 23, 1996