Form 10-Q
period 1996-03-31
TRW INC
filed 1996-05-09
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   (Mark One)

    [ x ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                       OR

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from               to
                                              ---------------  --------------

Commission file number             1-2384
                      -------------------------------------------------------

                                    TRW Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                           34-0575430
     -------------------------                    ---------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
                   or organization)                      Identification No.)

                    1900 Richmond Road, Cleveland, Ohio 44124
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (216) 291-7000
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     x      No
    ---------    ---------


               As of May 3, 1996, there were 65,309,599 shares of
                TRW Common Stock, $0.625 par value, outstanding.

PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS


Statements of Earnings (unaudited)
TRW Inc. and subsidiaries
- --------------------------------------------------------------------------------
                                                              Quarter ended
                                                                 March 31
In millions except per share data                           1996          1995
- --------------------------------------------------------------------------------
Sales                                                     $ 2,670       $ 2,596
Cost of sales                                               2,143         2,073
- --------------------------------------------------------------------------------
Gross profit                                                  527           523


Administrative and selling expenses                           198           201
Research and development expenses                             108           103
Interest expense                                               19            24
Other (income)expense-net                                      13             5
- --------------------------------------------------------------------------------
Earnings before income taxes                                  189           190
Income taxes                                                   72            75
- --------------------------------------------------------------------------------
Net earnings                                              $   117       $   115
- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
   Fully diluted                                          $  1.73       $  1.72
   Primary                                                $  1.74       $  1.74
   Dividends declared                                     $   .00       $   .00
- --------------------------------------------------------------------------------


- --------------------------------------------------------------------------------
Shares used in computing per share amounts
   Fully diluted                                             67.8          66.7
   Primary                                                   67.1          65.9
- --------------------------------------------------------------------------------


Balance Sheets (unaudited)
TRW Inc. and subsidiaries
- ------------------------------------------------------------------------------------------
                                                                   March 31    December 31
In millions                                                            1996           1995
- ------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                      $    60        $    59
     Accounts receivable                                              1,564          1,428
     Inventories                                                        541            534
     Prepaid expenses                                                    81             78
     Deferred income taxes                                              175            237
- ------------------------------------------------------------------------------------------
Total current assets                                                  2,421          2,336

Property, plant and equipment-on the basis of cost                    5,852          5,866
     Less accumulated depreciation and amortization                   3,348          3,303
- ------------------------------------------------------------------------------------------
Total property, plant and equipment-net                               2,504          2,563

Intangible assets
     Intangibles arising from acquisitions                              476            483
     Capitalized data files                                             495            488
     Other                                                               93             92
- ------------------------------------------------------------------------------------------
                                                                      1,064          1,063
     Less accumulated amortization                                      416            405
- ------------------------------------------------------------------------------------------

Total intangible assets-net                                             648            658
Other assets                                                            357            333
- ------------------------------------------------------------------------------------------
                                                                    $ 5,930        $ 5,890
- ------------------------------------------------------------------------------------------


Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                                $   125        $   133
     Accounts payable                                                   763            807
     Current portion of long-term debt                                   68             80
     Other current liabilities                                        1,071            992
- ------------------------------------------------------------------------------------------
Total current liabilities                                             2,027          2,012

Long-term liabilities                                                   785            779
Long-term debt                                                          559            541
Deferred income taxes                                                   248            313

Minority interests in subsidiaries                                       76             73

Capital stock                                                            41             41
Other capital                                                           429            398
Retained earnings                                                     1,805          1,688
Cumulative translation adjustments                                       60             76
Treasury shares-cost in excess of par value                            (100)           (31)
- ------------------------------------------------------------------------------------------
Total shareholders' investment                                        2,235          2,172
- ------------------------------------------------------------------------------------------
                                                                    $ 5,930        $ 5,890
- ------------------------------------------------------------------------------------------


Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
- ------------------------------------------------------------------------------------------
                                                                         Quarter ended
                                                                            March 31
In millions                                                            1996           1995
- ------------------------------------------------------------------------------------------
Operating activities
Net earnings                                                         $  117         $  115
Adjustments to reconcile net earnings to net cash used in
  operating activities:
     Depreciation and amortization                                      132            128
     Deferred income taxes                                               (1)             4
     Other-net                                                           (5)             9
Changes in assets and liabilities, net of effects of
  businesses acquired or sold:
     Accounts receivable                                               (143)          (205)
     Inventories and prepaid expenses                                   (14)           (22)
     Accounts payable and other accruals                                 86             73
     Other-net                                                          (13)             3
- ------------------------------------------------------------------------------------------
Net cash provided by operating activities                               159            105
- ------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                                    (86)          (100)
Investments in other assets                                             (17)           (14)
Other-net                                                                 9             (7)
- ------------------------------------------------------------------------------------------
Net cash used in investing activities                                   (94)          (121)
- ------------------------------------------------------------------------------------------

Financing activities
Increase in short-term debt                                               8             75
Proceeds from debt in excess of 90 days                                  17             15
Principal payments on debt in excess of 90 days                         (25)           (39)
Reacquisition of common stock                                           (50)           (15)
Dividends paid                                                          (36)           (33)
Other-net                                                                20              -
- ------------------------------------------------------------------------------------------
Net cash provided by(used in) financing activities                      (66)             3
- ------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   2            (25)
- ------------------------------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents                           1            (38)
Cash and cash equivalents at beginning of quarter                        59            109
- ------------------------------------------------------------------------------------------
Cash and cash equivalents at end of quarter                          $   60         $   71
- ------------------------------------------------------------------------------------------


Results by Business Segments (unaudited)
TRW Inc. and subsidiaries
- ------------------------------------------------------------------------------------------
                                                                         Quarter ended
                                                                            March 31
In millions                                                            1996           1995
- ------------------------------------------------------------------------------------------
Sales
Automotive                                                          $ 1,681        $ 1,741
Space & Defense                                                         833            706
Information Systems & Services                                          156            149
- ------------------------------------------------------------------------------------------
Sales                                                               $ 2,670        $ 2,596
- ------------------------------------------------------------------------------------------

Operating profit
Automotive                                                          $   140        $   173
Space & Defense                                                          60             45
Information Systems & Services                                           23             21
- ------------------------------------------------------------------------------------------
Operating profit                                                        223            239
Company Staff and other                                                 (13)           (25)
Interest expense                                                        (19)           (24)
Earnings from affiliates                                                 (2)             -
- ------------------------------------------------------------------------------------------
Earnings before income taxes                                        $   189        $   190
- ------------------------------------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)



PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the company and its subsidiaries except for an insurance subsidiary. The wholly-owned insurance subsidiary and the majority of investments in affiliated companies, which are not significant individually or in the aggregate, are accounted for by the equity method.


ACCOUNTING CHANGE

Effective January 1, 1996, the company initially applied the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The initial application of this Statement resulted in a decrease to first quarter 1996 net earnings of $13 million ($.19 per share).


INVENTORIES

Inventories consist of the following:
(In millions)


                                                    March 31    December 31
                                                        1996           1995
                                                        ----           ----
Finished products and work in process                   $300           $298
Raw materials and supplies                               241            236
                                                        ----           ----
                                                        $541           $534


CAPITAL STOCK

In April 1996, the company adopted an updated shareholder purchase rights plan under which each shareholder of record as of May 17, 1996, will receive one right for each TRW common share held. Each right entitles the holder, upon the occurrence of certain events, to buy one one-hundredth of a share of Cumulative Redeemable Serial Preference Stock II, Series 4, at a price of $300. In certain other events, each right will entitle the holder (other than an acquiring party) to purchase $600 of TRW common or common stock of another person at a 50 percent discount. The company may redeem these rights at its option at one cent per right under certain circumstances. The rights outstanding under the company's former shareholder purchase rights plan will be redeemed at one cent per right.

LONG-TERM LIABILITIES

For balance sheet purposes, long-term liabilities at March 31, 1996 and December 31, 1995, include $686 million and $680 million, respectively, relating to postretirement benefits other than pensions.


OTHER (INCOME)EXPENSE-NET

Other (income)expense included the following:
(In millions)

                                                          Quarter ended
                                                             March 31
                                                    ---------------------------
                                                        1996           1995
                                                        ----           ----
Other income                                            $(12)          $(14)
Other expense                                             23             14
Foreign currency translation                               2              5
                                                        ----           ----
                                                        $ 13           $  5
                                                        ----           ----


EARNINGS PER SHARE

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


SUPPLEMENTAL CASH FLOW INFORMATION


(In millions)                                             Quarter ended
                                                             March 31
                                                    ---------------------------
                                                        1996           1995
                                                        ----           ----
Interest paid (net of amount capitalized)               $ 15           $ 24
Income taxes paid (net of refunds)                      $  8           $ 29


For purposes of the statements of cash flows, the company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

PROPOSED SALE OF BUSINESS

On February 9, 1996, the company entered into an agreement to sell substantially all of the businesses in the Information Systems & Services segment. The proposed sale, which is expected to be completed in the second half of 1996, is subject to certain significant conditions to closing, including the implementation of certain computer systems.

INTERIM STATEMENTS

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


(In millions except per share data)

                                                      First Quarter
                                         ---------------------------------------
                                                                        Percent
                                           1996           1995          Inc(Dec)
                                         --------       --------        --------
Sales                                     $2,670         $2,596              3%
Operating Profit                             223            239             (7)%
Net Earnings                                 117            115              2%
Fully Diluted Earnings Per Share            1.73           1.72              1%
Effective Tax Rate                          38.0%          39.5%

The increase in sales resulted from higher volume in the Space & Defense segment partially offset by lower volume and pricing pressures in the Automotive segment. The decrease in operating profit resulted primarily from the effect of the lower sales in the Automotive segment and the effect of adopting
Statement of Financial Accounting Standards (SFAS) 121, more than offsetting the profit contribution from the higher Space & Defense sales.

First quarter 1996 net earnings included a $12 million benefit from an insurance claim settlement primarily relating to previously divested businesses, offset by a $13 million noncash charge related to the initial application of SFAS 121.

Interest expense was $19 million for the first quarter of 1996 compared to $24 million for the first quarter of 1995. The decrease was primarily due to lower average domestic and foreign debt levels.

Automotive
(In millions)


                                                      First Quarter
                                         ---------------------------------------
                                                                        Percent
                                           1996           1995          Inc(Dec)
                                         --------       --------        --------
Sales                                     $1,681         $1,741            (4)%
Operating Profit                          $  140         $  173           (19)%


Decline in sales and operating profit resulted primarily from lower volume, pricing issues (related to long-term supply agreements) and the effects of the General Motors strike in the North American automotive businesses. Partially offsetting the decline was higher volume in the European automotive businesses, particularly in steering systems and seatbelts. Operating profit in 1996 includes a $15 million before tax charge related to the initial application of SFAS 121.

Space & Defense
(In millions)

                                                      First Quarter
                                         ---------------------------------------
                                                                        Percent
                                           1996           1995          Inc(Dec)
                                         --------       --------        --------

Sales                                       $833           $706             18%
Operating Profit                            $ 60           $ 45             33%

The sales and operating profit improvement was due primarily to strong program performance and the successful conversion of recent contract awards into revenue growth.


Information Systems & Services
(In millions)

                                                      First Quarter
                                         ---------------------------------------
                                                                        Percent
                                           1996           1995          Inc(Dec)
                                         --------       --------        --------
Sales                                       $156           $149              5%
Operating Profit                            $ 23           $ 21              8%

The sales increase resulted from higher volume in the Information Services business, partially offset by lower revenue in the Real Estate Information Services businesses. The operating profit increase was due to the absence of project reserves recorded in 1995 in the Information Systems businesses.

On February 9, 1996, the company entered into an agreement to sell substantially all of the businesses in the Information Systems & Services segment. The proposed sale, which is expected to be completed in the second half of 1996, is subject to certain significant conditions to closing, including the implementation of certain computer systems.


LIQUIDITY AND FINANCIAL POSITION

In the first quarter of 1996, cash flow provided by operating activities of $159 million, and a net increase of $14 million in other items, were used to fund capital expenditures of $86 million, reacquisition of common stock of $50 million and dividend payments of $36 million. As a result, cash and cash equivalents increased by $1 million.

Total debt (short-term debt, the current portion of long-term debt and long-term debt) was $752 million at March 31, 1996, compared to $754 million at December 31, 1995. The ratio of total debt to total capital (total debt, minority interests and shareholders' investment) was 25 percent at March 31, 1996 and December 31, 1995.

On February 7, 1996, the Board of Directors authorized the company to repurchase up to 10 million shares of TRW Common Stock on the open market. During the first quarter 1996, 757,610 shares of TRW Common Stock were repurchased for approximately $67 million, of which approximately $17 million was settled in early April.

Management believes that funds generated from operations and existing borrowing capacity will be adequate to support and finance planned growth, capital expenditures, company-sponsored research and development programs and dividend payments to shareholders. These sources of funds, together with proceeds from the proposed sale of businesses in the Information Systems & Services segment, are expected to be sufficient to complete the company's announced share repurchase program.

PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

       3(a)   Amended Articles of Incorporation as amended April 24, 1996.

       4(a)   Description of TRW Capital Stock.

       4(b) Rights Agreement dated as of April 24, 1996 between TRW Inc. and National City Bank, as Rights Agent (Exhibit 1 to TRW Form 8-A Registration Statement dated April 25, 1996 is incorporated by reference).

       11     Computation of Earnings Per Share -- Unaudited.

       27     Financial Data Schedule.

       99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-42870, filed September 20, 1991, and No. 33-61711, filed August 10, 1995).

(b)    Reports on Form 8-K:

       Current Report on Form 8-K dated February 29, 1996; and

       Current Report on Form 8-K dated March 21, 1996.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRW Inc.



     Date:  May 9, 1996                 By: /s/ Martin A. Coyle
                                            -------------------
                                            Martin A. Coyle
                                            Executive Vice President
                                            and Secretary



     Date:  May 9, 1996                 By: /s/ Carl G. Miller
                                            ------------------
                                            Carl G. Miller
                                            Executive Vice President and
                                            Chief Financial Officer

                                    FORM 10-Q

                Quarterly Report for Quarter Ended March 31, 1996



                                  EXHIBIT INDEX


EXHIBIT NO.                        DESCRIPTION

3(a)           Amended Articles of Incorporation as amended April 24, 1996.

4(a)           Description of TRW Capital Stock.

4(b) Rights Agreement dated as of April 24, 1996 between TRW Inc. and National City Bank, as Rights Agent (Exhibit 1 to TRW Form 8-A Registration Statement dated April 25, 1996 is incorporated by reference).

11             Computation of Earnings Per Share --Unaudited.

27             Financial Data Schedule.

99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-42870, filed September 20, 1991, and No. 33-61711, filed August 10, 1995).