Form 10-Q
period 1996-06-30
TRW INC
filed 1996-08-07
CIK 100030

                                      FORM 10-Q


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

  (Mark One)

    [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                         OR

    [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

Commission file number                  1-2384
                       ----------------------------------------


                                       TRW Inc.
          ------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


               Ohio                                   34-0575430
  -------------------------------                ---------------------
  (State or other jurisdiction of                  (I.R.S.Employer
   incorporation or organization)                 Identification No.)



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
Yes     X      No
     ------        -----


                As of August 2, 1996, there were 64,423,611 shares of
                   TRW Common Stock, $0.625 par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS




Statements of Earnings (unaudited)
TRW Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------
                                                 Second quarter ended            Six months ended
                                                        June 30                     June 30

In millions except per share data                 1996           1995           1996           1995
- ----------------------------------------------------------------------         ---------------------
Sales                                           $2,729         $2,712         $5,399         $5,308
Cost of sales                                    2,186          2,184          4,329          4,257
- ----------------------------------------------------------------------         ---------------------
Gross profit                                       543            528          1,070          1,051


Administrative and selling expenses                199            184            397            385
Research and development expenses                  117            123            225            226
Interest expense                                    20             24             39             48
Other (income)expense-net                           (3)             -             10              5
- ----------------------------------------------------------------------         ---------------------
Earnings before income taxes                       210            197            399            387
Income taxes                                        80             74            152            149
- ----------------------------------------------------------------------         ---------------------
Net earnings                                    $  130         $  123         $  247         $  238
- ----------------------------------------------------------------------         ---------------------

- ----------------------------------------------------------------------         ---------------------
PER SHARE OF COMMON STOCK
     Fully diluted                              $ 1.94         $ 1.81         $ 3.67         $ 3.53
     Primary                                    $ 1.96         $ 1.84         $ 3.70         $ 3.58
     Dividends declared                         $  .55         $  .50         $  .55         $  .50
- ----------------------------------------------------------------------         ---------------------
- ----------------------------------------------------------------------         ---------------------
Shares used in computing per share amounts
     Fully diluted                                66.9           68.0           67.4           67.4
     Primary                                      66.5           66.7           66.8           66.3
- ----------------------------------------------------------------------         ---------------------



Balance Sheets (unaudited)
TRW Inc. and subsidiaries
- -------------------------------------------------------------------------------
                                                        June 30    December 31
In millions                                                1996           1995
- -------------------------------------------------------------------------------

Assets
Current assets
    Cash and cash equivalents                            $   64         $   59
    Accounts receivable                                   1,558          1,428
    Inventories                                             517            534
    Prepaid expenses                                        110             78
    Deferred income taxes                                   113            237
- -------------------------------------------------------------------------------
Total current assets                                      2,362          2,336

Property, plant and equipment-on the basis of cost        5,867          5,866
    Less accumulated depreciation and amortization        3,399          3,303
- -------------------------------------------------------------------------------
Total property, plant and equipment-net                   2,468          2,563

Intangible assets
    Intangibles arising from acquisitions                   476            483
    Capitalized data files                                  509            488
    Other                                                    91             92
- -------------------------------------------------------------------------------
                                                          1,076          1,063
    Less accumulated amortization                           431            405
- -------------------------------------------------------------------------------
Total intangible assets-net                                 645            658
Other assets                                                448            333
- -------------------------------------------------------------------------------
                                                         $5,923         $5,890
- -------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
    Short-term debt                                      $  239         $  133
    Accounts payable                                        717            807
    Current portion of long-term debt                        68             80
    Other current liabilities                             1,097            992
- -------------------------------------------------------------------------------
Total current liabilities                                 2,121          2,012

Long-term liabilities                                       789            779
Long-term debt                                              513            541
Deferred income taxes                                       184            313

Minority interests in subsidiaries                           80             73

Capital stock                                                41             41
Other capital                                               432            398
Retained earnings                                         1,898          1,688
Cumulative translation adjustments                           48             76
Treasury shares-cost in excess of par value                (183)           (31)
- -------------------------------------------------------------------------------
Total shareholders' investment                            2,236          2,172
- -------------------------------------------------------------------------------
                                                         $5,923         $5,890
- -------------------------------------------------------------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
- -------------------------------------------------------------------------------
                                                           Six months ended
                                                                June 30
In millions                                                1996           1995
- -------------------------------------------------------------------------------
Operating activities
Net earnings                                              $ 247          $ 238
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Depreciation and amortization                           262            260
    Deferred income taxes                                    (3)            11
    Other-net                                                 4             20
Changes in assets and liabilities, net of
  effects of businesses acquired or sold:
    Accounts receivable                                    (141)          (162)
    Inventories and prepaid expenses                          2            (28)
    Accounts payable and other accruals                     (30)            (4)
    Other-net                                                (1)           (12)
- -------------------------------------------------------------------------------
Net cash provided by operating activities                   340            323
- -------------------------------------------------------------------------------
Investing activities
Capital expenditures                                       (182)          (197)
Proceeds from divestitures                                    1             10
Investments in other assets                                 (36)           (28)
Other-net                                                     7              -
- -------------------------------------------------------------------------------
Net cash used in investing activities                      (210)          (215)
- -------------------------------------------------------------------------------
Financing activities
Increase(decrease) in short-term debt                        91            (24)
Proceeds from debt in excess of 90 days                      21             15
Principal payments on debt in excess of 90 days             (44)           (65)
Reacquisition of common stock                              (155)           (15)
Dividends paid                                              (73)           (65)
Other-net                                                    34             23
- -------------------------------------------------------------------------------
Net cash used in financing activities                      (126)          (131)
- -------------------------------------------------------------------------------
Effect of exchange rate changes on cash                       1            (26)
- -------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents              5            (49)
Cash and cash equivalents at beginning of period             59            109
- -------------------------------------------------------------------------------
Cash and cash equivalents at end of period                $  64          $  60
- -------------------------------------------------------------------------------



Results by Business Segments (unaudited)
TRW Inc. and subsidiaries
- ----------------------------------------------------------------------------------------------------
                                                 Second quarter ended           Six months ended
                                                       June 30                       June 30

In millions                                       1996           1995           1996           1995
- -----------------------------------------------------------------------       ----------------------
Sales
Automotive                                      $1,700         $1,719         $3,381         $3,460
Space & Defense                                    872            842          1,705          1,548
Information Systems & Services                     157            151            313            300
- -----------------------------------------------------------------------       ----------------------
Sales                                           $2,729         $2,712         $5,399         $5,308
- -----------------------------------------------------------------------       ----------------------


Operating profit
Automotive                                      $  170         $  172         $  310         $  345
Space & Defense                                     64             54            124             99
Information Systems & Services                      24             22             47             43
- -----------------------------------------------------------------------       ----------------------
Operating profit                                   258            248            481            487
Company Staff and other                            (30)           (27)           (43)           (52)
Interest expense                                   (20)           (24)           (39)           (48)
Earnings from affiliates                             2              -              -              -
- -----------------------------------------------------------------------       ----------------------
Earnings before income taxes                    $  210         $  197         $  399         $  387
- -----------------------------------------------------------------------       ----------------------



NOTES TO FINANCIAL STATEMENTS
(unaudited)


PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the company and its subsidiaries except for two insurance subsidiaries. The wholly-owned insurance subsidiaries and the majority of investments in affiliated companies, which are not significant individually or in the aggregate, are accounted for by the equity method.


ACCOUNTING CHANGE

Effective January 1, 1996, the company initially applied the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Net earnings for the first six months of 1996 have been decreased by $13 million ($.19 per share) reflecting the initial application of this Statement.


INVENTORIES

Inventories consist of the following:
(In millions)

                                                      June 30     December 31
                                                        1996          1995
                                                        ----          ----
Finished products and work in process                   $298          $298
Raw materials and supplies                               219           236
                                                        ----          ----
                                                        $517          $534
                                                        ----          ----
                                                        ----          ----

CAPITAL STOCK

In April 1996, the company adopted an updated shareholder purchase rights plan under which each shareholder of record as of May 17, 1996, received one right for each TRW common share held. Each right entitles the holder, upon the occurrence of certain events, to buy one one-hundredth of a share of Cumulative Redeemable Serial Preference Stock II, Series 4, at a price of $300. In certain other events, each right will entitle the holder (other than the acquiring party) to purchase $600 of TRW common stock or common stock of another person at a 50 percent discount. The company may redeem these rights at its option at one cent per right under certain circumstances. The rights outstanding under the company's former shareholder purchase rights plan were redeemed at one cent per right.

LONG-TERM LIABILITIES

For balance sheet purposes, long-term liabilities at June 30, 1996 and December 31, 1995, include $693 million and $680 million, respectively, relating to postretirement benefits other than pensions.


OTHER (INCOME)EXPENSE-NET

Other (income)expense included the following:
(In millions)

                                       Second quarter ended   Six months ended
                                            June 30                June 30

                                        1996      1995          1996      1995
                                        ----------------        ----------------
Other income                            $(23)     $(13)         $(35)     $(28)
Other expense                             19        10            42        25
Foreign currency translation               1         3             3         8
                                          ----      ----          ----      ----
                                        $ (3)     $  -          $ 10      $  5
                                          ----      ----          ----      ----
                                          ----      ----          ----      ----

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


SUPPLEMENTAL CASH FLOW INFORMATION


                                                        Six months ended
(In millions)                                                June 30
                                                  ----------------------------
                                                  1996                    1995
                                                  ----                    ----
Interest paid (net of amount capitalized)         $ 30                    $ 44
Income taxes paid (net of refunds)                $136                    $136

For purposes of the statements of cash flows, the company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


PROPOSED SALE OF BUSINESS

In February 1996, the company entered into an agreement to sell substantially all of the businesses in the Information Systems & Services segment. The sale, which is expected to be completed in the second half of 1996, is subject to certain conditions to closing.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

(In millions except per share data)

                                                                                          Six Months Ended
                                               Second Quarter                                 June 30
                                       --------------------------------       --------------------------------

                                                                Percent                                Percent
                                         1996         1995     Inc (Dec)        1996         1995     Inc (Dec)
                                         ----         ----     --------         ----         ----     --------
Sales                                  $2,729       $2,712           1%       $5,399       $5,308           2%
Operating Profit                       $  258       $  248           4%       $  481       $  487          (1)%
Net Earnings                           $  130       $  123           6%       $  247       $  238           4%
Fully Diluted Earnings
  Per Share                            $ 1.94       $ 1.81           7%       $ 3.67       $ 3.53           4%
Effective Tax Rate                         38%        37.5%                       38%        38.5%




The increase in sales for the second quarter and first six months of 1996 was primarily due to higher volume in the Space and Defense segment partially offset by lower sales in the Automotive segment.

Operating profit increased in the second quarter of 1996 due to the profit contribution from the higher sales in the Space and Defense segment partially offset by the profit effect of the lower Automotive segment sales. Operating profit for the first six months of 1996 includes a $15 million before tax charge related to the initial application of Statement of Financial Accounting Standards (SFAS) No. 121.

Net earnings for the first six months of 1996 included a $12 million benefit from an insurance claim settlement primarily related to previously divested businesses, offset by a $13 million noncash charge related to the initial application of SFAS No. 121.

Interest expense was $39 million for the first six months of 1996 compared to $48 million for the first half of 1995. The decrease in interest expense was primarily due to lower average debt levels and lower interest rates.



Automotive
(In millions)

                                                                                        Six Months Ended
                                                   Second Quarter                           June 30
                                       ----------------------------------     ----------------------------------
                                                                Percent                                Percent
                                         1996         1995     Inc (Dec)        1996         1995     Inc (Dec)
                                        -----        -----     ---------       -----        -----     ---------
Sales                                  $1,700       $1,719           (1)%     $3,381       $3,460           (2)%
Operating Profit                       $  170       $  172           (1)%     $  310       $  345          (10)%




The decrease in sales and operating profit for the second quarter and first six months of 1996 resulted from the effect of lower pricing in the worldwide airbag and North American seatbelt businesses partially offset by higher volume in the airbag, steering and automotive electronics businesses. Unfavorable exchange rates also contributed to the sales decline for the first six months of 1996. Operating profit for the first six months of 1996 includes a $15 million before tax charge related to the initial adoption of SFAS No. 121.




Space & Defense
(In millions)

                                                                                       Six Months Ended
                                                   Second Quarter                          June 30
                                         -------------------------------      ---------------------------------
                                                                Percent                                Percent
                                         1996         1995     Inc (Dec)        1996         1995     Inc (Dec)
                                         ----         ----     ---------       -----        -----     ---------
Sales                                    $872         $842           4%       $1,705       $1,548          10%
Operating Profit                         $ 64         $ 54          17%       $  124       $   99          25%




Sales for the second quarter and first six months of 1996 increased primarily due to the successful conversion of recent contract awards into revenue growth, as well as strong ongoing program performance.

The increase in operating profit for the second quarter and first six months of 1996 resulted from the profit contribution from new business, strong ongoing program performance and the absence of program profit adjustments.




Information Systems & Services
(In millions)

                                                                                       Six Months Ended
                                                Second Quarter                             June 30
                                         ------------------------------        --------------------------------
                                                                Percent                                Percent
                                         1996         1995     Inc (Dec)        1996         1995     Inc (Dec)
                                         ----         ----     ---------       -----        -----     ---------
Sales                                    $157         $151           4%         $313         $300           4%
Operating Profit                         $ 24         $ 22          11%         $ 47         $ 43           9%




The sales and operating profit increase for the second quarter and first six months of 1996 resulted from higher volume in the Information Services business, partially offset by lower revenue in the Information Systems and Real Estate Information Services businesses. The increase in operating profit for the first six months of 1996 also resulted from the absence of project reserves recorded in 1995 in the Information Systems businesses.

In February 1996, the company entered into an agreement to sell substantially all of the businesses in the Information Systems & Services segment. The sale, which is expected to be completed in the second half of 1996, is subject to certain conditions to closing.


LIQUIDITY AND FINANCIAL POSITION


In the first six months of 1996, cash flow provided by operating activities of $340 million, a net increase in debt of $68 million, and a net increase of $7 million in other items, were used primarily for capital expenditures of $182 million, reacquisition of common stock of $155 million, and dividend payments of $73 million. As a result, cash and cash equivalents increased by $5 million.

Total debt (short-term debt, the current portion of long-term debt and long-term debt) was $820 million at June 30, 1996, compared to $754 million at December 31, 1995. The ratio of total debt to total capital (total debt, minority interests and shareholders' investment) at June 30, 1996 was 26 percent compared to 25 percent at December 31, 1995.

During the second quarter of 1996, the company renegotiated the terms of its multi-year U.S. revolving credit agreement. The credit agreement, which previously allowed the company to borrow up to $550 million, has been revised to allow the company to borrow up to $750 million. The revised agreement now extends through June 2001 and contains lower commitment fees and borrowing rates.

Also during the second quarter of 1996, the company renegotiated the term of its multi-currency revolving credit agreement. The credit agreement, which previously allowed the company to borrow up to $200 million, has been revised to allow the company to borrow up to $250 million. The revised agreement now extends through June 2001 and contains lower commitment fees and borrowing rates.

During the first six months of 1996, 1,793,410 shares of TRW Common Stock were repurchased for approximately $164 million, of which approximately $9 million was settled in July.

Management believes that funds generated from operations and existing borrowing capacity will be adequate to support and finance planned growth, capital expenditures, company-sponsored research and development programs and dividend payments to shareholders. These sources of funds, together with proceeds from the proposed sale of businesses in the Information Systems & Services segment, are expected to be sufficient to fund the company's current share repurchase program.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

    On February 15, 1994, TRW filed suit in the United States District Court for the District of Arizona against Talley Industries, Inc. and certain Talley subsidiary companies. The suit relates to TRW's 1989 purchase of Talley's air bag business. In the complaint, TRW claimed that, among other violations of TRW's rights, Talley breached the non-compete provision contained in the purchase agreement by providing products and services to competitors of TRW. As a result of the breach, TRW exercised its rights under the agreement and the license from Talley to TRW to make a one-time payment of $26.5 million to Talley for a paid-up royalty-free license to use Talley's air bag patents and technology. On March 1, 1994, Talley filed an answer and counterclaims against TRW alleging that TRW had acted improperly in making the $26.5 million payment and requesting that TRW be ordered to pay immediately to Talley the value of all anticipated royalties, claimed by Talley to be not less than $250 million. On May 19, 1994, the court granted Talley's motion for an injunction. On May 30, 1995, at the close of all the evidence, the trial judge directed a verdict against TRW on TRW's claims against Talley, ruling that there was not sufficient evidence to send TRW's claims to the jury. On June 6, 1995, the jury entered its verdict on Talley's counterclaims that Talley was entitled to the present value of the future royalty stream in the sum of $138 million on the contract claim, but that TRW had not acted in bad faith and that the technology on which royalties were due was limited to that in existence when TRW purchased Talley's air bag business.

    TRW timely filed a notice of appeal on July 12, 1995. TRW also appealed the judge's ruling requiring that TRW continue to pay the royalties pending appeal; however, the Ninth Circuit U.S. Court of Appeals denied TRW's appeal without prejudice and accelerated the schedule for the appeal on the judge's decision. On June 21, 1996, the Ninth Circuit, in a two-to-one panel decision, affirmed the lower court's decision. TRW filed a petition for rehearing EN BANC with the Ninth Circuit, which was denied on July 30, 1996. The judgment will not have a material adverse effect on the Company's financial position.

There remain pending in the suit additional claims by TRW and by Talley. These claims are currently set for trial on September 24, 1996 in the United States District Court for the District of Arizona. They are not expected to have a material adverse effect on the Company's financial position.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


 (a) The Company held its 1996 Annual Meeting of Shareholders on April 24,
     1996.


 (b) Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected.


 (c) Martin Feldstein was elected a Director of the Company with 59,637,871 votes for election and 573,233 votes withheld from voting.


     Robert M. Gates was elected a Director of the Company with 59,613,999 votes for election and 597,105 votes withheld from voting.


     E. Bradley Jones was elected a Director of the Company with 59,614,873 votes for election and 596,231 votes withheld from voting.


     David B. Lewis was elected a Director of the Company with 59,617,915 votes for election and 593,189 votes withheld from voting.

     James T. Lynn was elected a Director of the Company with 59,632,656 votes for election and 578,448 votes withheld from voting.


     The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 1996 fiscal year with 59,938,191 votes for, 141,349 votes against and 131,564 votes abstaining.


     A shareholder proposal concerning a report to shareholders on research and development of space weapons was defeated, with 5,913,810 votes for, 47,864,697 votes against, 3,350,227 votes abstaining and 3,082,370 broker non-votes.


 (d) None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a) Exhibits:

    10(a) TRW Benefits Equalization Plan (as Amended and Restated effective August 1, 1996).

    10(b) TRW Supplementary Retirement Income Plan (as Amended and Restated effective August 1, 1996).

    11        Computation of Earnings Per Share -- Unaudited.

    27        Financial Data Schedule.

    99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-42870, filed September 20, 1991, and No. 33-61711, filed August 10, 1995).

 (b) Reports on Form 8-K:

    Current Report on Form 8-K dated April 25, 1996.



                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRW Inc.



    Date:  August 7, 1996         By: /S/ James C. Diggs
                                       ------------------
                                       James C. Diggs
                                       Assistant Secretary


    Date:  August 7, 1996         By: /S/ Carl G. Miller
                                      -------------------
                                       Carl G. Miller
                                       Executive Vice President
                                       and Chief Financial Officer

                                      FORM 10-Q

                   Quarterly Report for Quarter Ended June 30, 1996



                                    EXHIBIT INDEX


EXHIBIT NO.                   DESCRIPTION

10(a) TRW Benefits Equalization Plan (as Amended and Restated effective August 1, 1996).


10(b) TRW Supplementary Retirement Income Plan (as Amended and Restated effective August 1, 1996).

11       Computation of Earnings Per Share -- Unaudited.

27       Financial Data Schedule.

99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-42870, filed September 20, 1991, and No. 33-61711, filed August 10, 1995).