Form 10-Q
period 1996-09-30
TRW INC
filed 1996-11-14
CIK 100030

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission file number                           1-2384
                       ---------------------------------------------------------

                                    TRW INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                                 34-0575430
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                               Identification No.)



                    1900 RICHMOND ROAD, CLEVELAND, OHIO 44124
                    -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (216) 291-7000
                    -----------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              As of November 1, 1996, there were 63,497,517 shares
               of TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------


Statements of Earnings (unaudited)
TRW Inc. and subsidiaries

-------------------------------------------------------------------------------------------------------
                                                            Third quarter ended      Nine months ended
                                                               September 30             September 30
In millions except per share data                            1996         1995        1996        1995
-------------------------------------------------------------------------------      ------------------
Sales                                                      $ 2,320      $ 2,250      $7,406     $ 7,258
Cost of sales                                                2,187        1,866       6,331       5,960
-------------------------------------------------------------------------------      ------------------
Gross profit                                                   133          384       1,075       1,298

Administrative and selling expenses                            157          165         487         471
Research and development expenses                              100           82         305         295
Interest expense                                                37           28          76          76
Other (income)expense-net                                       57          (10)         72          (7)
-------------------------------------------------------------------------------      ------------------
Earnings(loss) from continuing
     operations before income taxes                           (218)         119         135         463
Income taxes                                                   (72)          41          62         173
-------------------------------------------------------------------------------      ------------------
Earnings(loss) from continuing                                (146)          78          73         290
     operations
Discontinued operations:
     Earnings from operations                                   10           15          38          41
     Gain on disposal                                          242           --         242          --
-------------------------------------------------------------------------------      ------------------
Net earnings                                               $   106      $    93      $  353     $   331
-------------------------------------------------------------------------------      ------------------

-------------------------------------------------------------------------------      ------------------
PER SHARE OF COMMON STOCK (*)
     Fully diluted
        Continuing operations                              $ (1.11)     $   .59      $  .54     $  2.16
        Discontinued operations:
          Earnings from operations                             .07          .12         .28         .31
          Gain on disposal                                    1.83           --        1.81          --
-------------------------------------------------------------------------------      ------------------
        Net earnings per share                             $   .79      $   .71      $ 2.63     $  2.47
-------------------------------------------------------------------------------      ------------------
     Primary
        Continuing operations                              $ (1.13)     $   .58      $  .54     $  2.17
        Discontinued operations:
          Earnings from operations                             .08          .12         .29         .32
          Gain on disposal                                    1.86           --        1.83          --
-------------------------------------------------------------------------------      ------------------
        Net earnings per share                             $   .81      $   .70      $ 2.66     $  2.49
-------------------------------------------------------------------------------      ------------------

-------------------------------------------------------------------------------      ------------------
Shares used in computing per share
     amounts (*)
        Fully diluted                                        132.3        133.5       133.9       134.3
        Primary                                              130.5        134.0       132.5       133.1
-------------------------------------------------------------------------------      ------------------

-------------------------------------------------------------------------------      ------------------
Dividends declared (*)                                     $  .275      $   .25      $  .55     $   .50
-------------------------------------------------------------------------------      ------------------

(*) - Amounts have been retroactively restated to reflect a two-for-one stock split effected in the form of a 100 percent stock dividend. See Notes to Financial Statements.

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

----------------------------------------------------------------------------------------
                                                                       Nine months ended
                                                                          September 30
In millions                                                              1996       1995
----------------------------------------------------------------------------------------
Operating activities:
Net earnings                                                            $ 353      $ 331
Adjustments to reconcile net earnings to net cash
     provided by continuing operations:
          Discontinued operations                                        (280)       (41)
          Depreciation and amortization                                   327        319
          Deferred income taxes                                            38         23
          Other-net                                                         4         19
Changes in assets and liabilities, net of effects
          of businesses acquired or sold:
          Accounts receivable                                            (143)       (59)
          Inventories and prepaid expenses                                (13)       (74)
          Accounts payable and other accruals                             143        (17)
          Other-net                                                       (69)         3
----------------------------------------------------------------------------------------
Net cash provided by operating activities of
     continuing operations                                                360        504
Net cash used by discontinued operations                                   --         (6)
----------------------------------------------------------------------------------------
Net cash provided by operating activities                                 360        498
----------------------------------------------------------------------------------------

Investing activities:
Capital expenditures                                                     (276)      (303)
Proceeds from divestitures                                                965          9
Investments in other assets                                                (4)        (6)
Other-net                                                                  37          1
----------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                       722       (299)
----------------------------------------------------------------------------------------

Financing activities:
Increase(decrease) in short-term debt                                     (54)        22
Proceeds from debt in excess of 90 days                                    31         26
Principal payments on debt in excess of 90 days                           (76)      (161)
Reacquisition of common stock                                            (257)       (16)
Dividends paid                                                           (109)       (98)
Other-net                                                                  45         24
----------------------------------------------------------------------------------------
Net cash used in financing activities                                    (420)      (203)
----------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                    (1)       (24)
----------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                          661        (28)
Cash and cash equivalents at beginning of period                           59        109
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                              $ 720      $  81
----------------------------------------------------------------------------------------

Balance Sheets (unaudited)
TRW Inc. and subsidiaries

---------------------------------------------------------------------------------------
                                                              September 30  December 31
In millions                                                           1996         1995
---------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                     $   720      $    59
     Accounts receivable                                             1,467        1,327
     Inventories                                                       517          530
     Prepaid expenses                                                   88           67
     Deferred income taxes                                              51          218
---------------------------------------------------------------------------------------
Total current assets                                                 2,843        2,201

Property, plant and equipment-on the basis of cost                   5,744        5,710
     Less accumulated depreciation and amortization                  3,373        3,199
---------------------------------------------------------------------------------------
Total property, plant and equipment-net                              2,371        2,511

Intangible assets
     Intangibles arising from acquisitions                             237          245
     Other                                                              31           43
---------------------------------------------------------------------------------------
                                                                       268          288
     Less accumulated amortization                                      79           79
---------------------------------------------------------------------------------------
Total intangible assets-net                                            189          209
Other assets                                                           535          311
Net assets of discontinued operations                                   --          437
---------------------------------------------------------------------------------------
                                                                   $ 5,938      $ 5,669
---------------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                               $   126      $   133
     Accounts payable                                                  710          776
     Current portion of long-term debt                                  47           79
     Other current liabilities                                       1,385          895
---------------------------------------------------------------------------------------
Total current liabilities                                            2,268        1,883

Long-term liabilities                                                  790          779
Long-term debt                                                         479          539
Deferred income taxes                                                  120          249

Minority interests in subsidiaries                                      57           47

Capital stock                                                           80           82
Other capital                                                          435          398
Retained earnings                                                    1,928        1,647
Cumulative translation adjustments                                      58           76
Treasury shares-cost in excess of par value                           (277)         (31)
---------------------------------------------------------------------------------------
Total shareholders' investment                                       2,224        2,172
---------------------------------------------------------------------------------------
                                                                   $ 5,938      $ 5,669
---------------------------------------------------------------------------------------

Results by Business Segments (unaudited)
TRW Inc. and subsidiaries

---------------------------------------------------------------------------------------------------------
                                                            Third quarter ended        Nine months ended
                                                               September 30               September 30
In millions                                                 1996         1995          1996         1995
-------------------------------------------------------------------------------      --------------------
Sales
Automotive                                                 $ 1,500      $ 1,422      $ 4,881      $ 4,882
Space & Defense                                                820          828        2,525        2,376
-------------------------------------------------------------------------------      --------------------
Sales                                                      $ 2,320      $ 2,250      $ 7,406      $ 7,258
-------------------------------------------------------------------------------      --------------------

Operating profit(loss)
Automotive                                                 $  (105)     $   116      $   205      $   461
Space & Defense                                                (48)          54           76          153
-------------------------------------------------------------------------------      --------------------
Operating profit(loss)                                        (153)         170          281          614
Company Staff and other                                        (26)         (23)         (68)         (76)
Interest expense                                               (37)         (28)         (76)         (76)
Earnings(loss) from affiliates                                  (2)          --           (2)           1
-------------------------------------------------------------------------------      --------------------
Earnings(loss) from continuing
     operations before income taxes                        $  (218)     $   119      $   135      $   463
-------------------------------------------------------------------------------      --------------------

Note: The Company no longer reports an Information Systems and Services Segment, a result of the sale during the third quarter of 1996 of substantially all of the businesses previously included in that segment.

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


Accounting Change
-----------------
Effective January 1, 1996, the Company initially applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Net earnings for the first nine months of 1996 have been decreased by $13 million ($.09 per share) reflecting the initial application of this Statement.


Discontinued Operations
-----------------------
On September 19, 1996, the Company sold substantially all of the businesses of its Information Systems and Services segment to an investor group led by Bain Capital, Inc. and the Thomas H. Lee Company. The financial statements reflect as discontinued operations for all periods presented that segment's net assets and operating results, as well as the related transaction gain. Related footnotes have been restated to reflect only continuing operations.

Net proceeds of approximately $965 million in cash resulted in a gain of $468 million ($242 million after tax, $1.83 per share). The proceeds will be used to pay down debt, to fund investment opportunities and to purchase the Company's Common Stock. Sales of the discontinued operations were $140 million and $152 million for the three months ended September 30, 1996 and 1995, respectively, and $453 million and $452 million for the nine months ended September 30, 1996 and 1995, respectively.

Net assets of discontinued operations of $437 million at December 31, 1995 consisted primarily of goodwill and capitalized data files.

Special Charges
---------------
In the third quarter of 1996, the Company recorded a before-tax charge of $365 million ($233 million after tax or $1.76 per share) for actions taken in the automotive and space and defense businesses. As a result of these actions, several manufacturing facilities located throughout the world will be closed or consolidated, and employment company-wide will be reduced by approximately 2,300 people.

The components of the charge include plant closure and severance costs of $102 million, contract reserves of $99 million, litigation and warranty expenses of $94 million, asset write-downs of $53 million and other items of $17 million. As of September 30, 1996, cash expenditures for these actions were insignificant. Cash expenditures related to the plant closure and severance costs are anticipated to be completed by the end of 1997.

The charges are included in the Statement of Earnings as follows: $289 million included in cost of sales; $18 million included in interest expense; and $58 million included in other(income) expense-net.


Inventories
-----------
Inventories consist of the following:
(In millions)

                                       September 30   December 31
                                               1996          1995
                                               ----          ----
Finished products and work in process          $287          $294
Raw materials and supplies                      230           236
                                               ----          ----
                                               $517          $530
                                               ====          ====

Long-Term Liabilities
---------------------
For balance sheet purposes, long-term liabilities at September 30, 1996, and December 31, 1995, included $694 million and $680 million, respectively, relating to postretirement benefits other than pensions.

Other (Income)Expense-Net
-------------------------
Other (income)expense included the following:
(In millions)

                                      Third quarter ended            Nine months ended
                                         September 30                  September 30
                                      1996           1995           1996           1995
                                      -------------------           ---------------------
Other income                          $(26)          $(15)          $(53)          $(40)
Other expense                           82              4            121             24
Foreign currency translation             1              1              4              9
                                      ----           ----           ----           ----
                                      $ 57           $(10)          $ 72           $ (7)
                                      ====           ====           ====           ====

Other expense for the third quarter and first nine months of 1996 includes expenses related to the settlement of a lawsuit.


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

Primary earnings per share for the third quarter of 1995 of $.70 is lower than the fully diluted earnings per share amount of $.71 due to the use of the treasury stock method for calculating share repurchase. The September 1995 calculation of fully diluted earnings per share uses the average market price.


Subsequent Events
-----------------
On October 23, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend to be distributed on December 9, 1996 to shareholders of record on November 8, 1996. Shareholders' investment has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references to the number of shares, per share amounts and dividends declared in the financial statements and notes thereto have been restated.

On November 13, 1996, the Company sold its equity interest in Experian Corporation. The sale resulted in an after-tax gain of approximately $20 million. The Company is considering recording charges for certain actions which may offset this gain.

Supplemental Cash Flow Information
----------------------------------

                                            Nine months ended
(In millions)                                 September 30
                                            -----------------
                                              1996     1995
                                              ----     ----
Interest paid (net of amount capitalized)     $ 75     $ 74
Income taxes paid (net of refunds)            $214     $191

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.


Other Contingencies
-------------------
The Company was advised by the Department of Justice ("DOJ") that it had been named as a defendant in two lawsuits brought by a former employee and filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the QUI TAM provisions of the civil False Claims Act, which permit an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuit relate to the classification of certain costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. The actions remain under seal until the government completes its investigations and determines whether to intervene. However, permission from the court has been obtained by the Company to make the disclosures contained herein. The Company is cooperating with the DOJ's investigation and is engaged in ongoing discussions with them regarding the allegations. The Company cannot presently predict the outcome of these matters, although management believes that the Company would have meritorious defenses if either the government decides to pursue the lawsuits or the former employee decides to do so without government participation.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(In millions except per share data)

                                                           Nine Months Ended
                                    Third Quarter            September 30
                                 -------------------      ------------------
                                  1996         1995        1996        1995
                                 ------       ------      ------      ------
Sales                            $2,320       $2,250      $7,406      $7,258
Operating profit(loss)           $ (153)      $  170      $  281      $  614
Earnings(loss) from
     continuing operations       $ (146)      $   78      $   73      $  290
Earnings from
     discontinued operations     $  252       $   15      $  280      $   41
Fully diluted earnings
     per share                   $  .79       $  .71      $ 2.63      $ 2.47
Effective tax rate on
     continuing operations         33.0%        34.5%       45.9%       37.4%

The increase in sales for the third quarter of 1996 was primarily due to higher volume in the Automotive segment partially offset by lower sales in the Space and Defense segment. For the first nine months of 1996, the increase in sales was due to higher volume in the Space & Defense segment partially offset by the effect of unfavorable exchange rates.

Operating profit(loss) for the third quarter and first nine months includes a before-tax charge of $344 million for actions taken in the automotive and space and defense businesses. See "Special Charges" note in the Notes to Financial Statements for further information. Excluding the charge, operating profit increased due to the profit contribution from new business in the Space & Defense segment and higher volume in the Automotive segment. Operating profit for the first nine months of 1996 includes a $15 million before tax charge related to the initial application of Statement of Financial Accounting Standards (SFAS) No. 121.

Earnings from discontinued operations includes the earnings from operations and the gain on the third quarter sale of substantially all of the businesses in the Information Systems and Services segment. See the "Discontinued Operations" note in the Notes to Financial Statements for further information.

Interest expense was $37 million for the third quarter of 1996 compared to $28 million in 1995. Third quarter 1996 interest expense includes $18 million related to the interest component of a litigation settlement. Excluding this item, interest expense declined due primarily to lower average debt levels and lower interest rates.

On October 23, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend. Accordingly, earnings per share data has been restated to give retroactive recognition to the stock split for all periods presented.

The increase in the effective tax rate for the nine months ended September 30, 1996 was primarily due to the absence of a current tax benefit for certain of the special charges taken during the third quarter of 1996.

Automotive
(In millions)

                                                              Nine Months Ended
                                Third Quarter                   September 30
                          ---------------------------   -----------------------------
                                             Percent                         Percent
                           1996     1995    Inc (Dec)    1996       1995    Inc (Dec)
                          ------   ------   ---------   ------     ------   ---------
Sales                     $1,500   $1,422      6%       $4,881     $4,882      --%

Operating
     profit (loss) as
     reported             $ (105)  $  116                 $205     $  461

Special charges              235       --                  235         --
                          ------   ------               ------     ------
Adjusted operating
     profit               $  130   $  116     12%       $  440     $  461      (5%)

The increase in sales for the third quarter of 1996 was due to higher volume across all product lines, offset in part by continued price pressures in air bag systems and the effect of a strong U.S. dollar. Sales for the first nine months of 1996 were relatively flat as compared to 1995 with pricing pressure in air bag systems and unfavorable exchange rates offsetting the increase in sales derived by higher volume in virtually all automotive businesses.

The increase in adjusted operating profit for the third quarter of 1996 resulted primarily from higher profit experienced by the air bag and steering systems businesses. Moderating the improvement in operating profit were continued price pressures in air bag systems, higher start-up costs for new product introductions, and increased product development costs. Adjusted operating profit for the first nine months of 1996 includes a $15 million before-tax charge related to the initial adoption of SFAS No. 121.

Special charges recorded during the third quarter of 1996 related to reconfiguration of manufacturing plants, litigation and warranty expenses and asset write-downs. See "Special Charges" note in the Notes to Financial Statements for further information.

Space & Defense
(In millions)

                                                      Nine Months Ended
                          Third Quarter                 September 30
                      -----------------------   ---------------------------
                                     Percent                       Percent
                      1996   1995   Inc (Dec)    1996     1995    Inc (Dec)
                      ----   ----   ---------   ------   ------   ---------
Sales                 $820   $828       (1)%    $2,525   $2,376       6%

Operating
     profit(loss)     $(48)  $ 54     (188)%    $   76   $  153     (50)%

The decline in sales for the third quarter of 1996 was due to an increase in sales from recent contract awards being more than offset by lower funding on certain contracts and the effects of contracts nearing completion. For the first nine months of 1996, sales increased primarily due to the successful conversion of contract awards into revenue growth, as well as strong ongoing program performance.

Operating profit(loss) for the third quarter and first nine months of 1996 includes charges for certain contract reserves. Excluding these charges, operating profit was $61 million and $185 million for the third quarter and first nine months of 1996, respectively. The increase in operating profit resulted from the profit contribution from new business as well as strong ongoing program performance. Operating profit for the third quarter of 1995 included a program reserve which was offset by the benefit of a franchise tax settlement.


LIQUIDITY AND FINANCIAL POSITION

In the first nine months of 1996, cash flow from operating activities of $360 million, proceeds from divestitures of $965 million and $77 million of other items, were used primarily for capital expenditures of $276 million, reacquisition of Common Stock of $257 million, dividend payments of $109 million and repayment of debt of $99 million. As a result, cash and cash equivalents increased by $661 million.

Total debt (short-term debt, the current portion of long-term debt and long-term debt) was $652 million at September 30, 1996, compared to $751 million at December 31, 1995. The ratio of total debt to total capital (total debt, minority interests and shareholders' investment) at September 30, 1996 was 22 percent compared to 25 percent at December 31, 1995.

During the first nine months of 1996, 2,940,210 shares of TRW Common Stock were repurchased for approximately $268 million, of which approximately $11 million was settled in October.

During the first nine months of 1996, the Company renegotiated the terms of its multi-year U.S. revolving credit agreement. The credit agreement, which previously allowed the Company to borrow up to $550 million, has been revised to allow the Company to borrow up to $750 million. The revised agreement now extends through June 2001 and contains lower commitment fees and borrowing rates.

Also during the first nine months of 1996, the Company renegotiated the terms of the multi-currency revolving credit agreement. The credit agreement, which previously allowed the Company to borrow up to $200 million has been revised to allow the Company to borrow up to

$250 million. The revised agreement now extends through June 2001 and contains lower commitment fees and borrowing rates.

Management believes that the current cash position, funds generated from operations and existing borrowing capacity will be adequate to fund the Company's current share repurchase program and support and finance planned growth, capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.


Other Matters
-------------

In the third quarter, 1996, the Company was advised by the Department of Justice that it had been named as a defendant in two lawsuits brought by a former employee and filed under seal under the QUI TAM provisions of the civil False Claims Act. See "Other Contingencies" in the Notes to Financial Statements for further information.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------
      On February 15, 1994, TRW filed suit in the United States District Court for the District of Arizona against Talley Industries, Inc. and certain Talley subsidiary companies. The suit related to TRW's 1989 purchase of Talley's air bag business. In the complaint, TRW claimed that, among other violations of TRW's rights, Talley breached the non-compete provision contained in the purchase agreement by providing products and services to competitors of TRW. As a result of the breach, TRW exercised its rights under the agreement and the license from Talley to TRW to make a one-time payment of $26.5 million to Talley for a paid-up royalty-free license to use Talley's air bag patents and technology. On March 1, 1994, Talley filed an answer and counterclaims against TRW alleging that TRW had acted improperly in making the $26.5 million payment and requesting that TRW be ordered to pay immediately to Talley the value of all anticipated royalties, claimed by Talley to be not less than $250 million. On May 19, 1994, the court granted Talley's motion for an injunction. On May 30, 1995, at the close of all the evidence, the trial judge directed a verdict against TRW on TRW's claims against Talley, ruling that there was not sufficient evidence to send TRW's claims to the jury. On June 6, 1995, the jury entered its verdict on Talley's counterclaims that Talley was entitled to the present value of the future royalty stream in the sum of $138 million on the contract claim, but that TRW had not acted in bad faith and that the technology on which royalties were due was limited to that in existence when TRW purchased Talley's air bag business.

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

      In early August, TRW paid Talley $139.9 million in satisfaction of certain amounts due under the District Court judgment plus post-judgment interest (as adjusted to reflect certain amounts previously paid to Talley or otherwise due to TRW). On September 3, 1996, all remaining claims relating to the litigation or otherwise existing between TRW and Talley were settled. Pursuant to this settlement, TRW paid Talley an additional $16.6 million.

Item 6. Exhibits And Reports On Form 8-K.
        ---------------------------------
(a) Exhibits:

    2.1 Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.1 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated by reference).

    2.2 Amendment No. 1, dated June 17, 1996 to Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.2 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated by reference).

    2.3 Amendment No. 2, dated August 13, 1996 to Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.3 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated by reference).

    2.4 Amendment No. 3, dated September 18, 1996 to Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.4 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated by reference).

    11   Computation of Earnings Per Share -- Unaudited.

    27   Financial Data Schedule.

    99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-42870, filed September 20, 1991, and No. 33-61711, filed August 10, 1995).

(b) Reports on Form 8-K for this quarter and filed through November 14, 1996:

    Current Report on Form 8-K dated October 4, 1996.

    Current Report on Form 8-K dated October 23, 1996.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRW Inc.

    Date: November 14, 1996             By: /s/ Martin A. Coyle
                                        ----------------------------------------
                                        Martin A. Coyle
                                        Executive Vice President and Secretary


    Date: November 14, 1996             By: /s/ Carl G. Miller
                                        ----------------------------------------
                                        Carl G. Miller
                                        Executive Vice President
                                        and Chief Financial Officer

                                    FORM 10-Q

              Quarterly Report for Quarter Ended September 30, 1996


                                  EXHIBIT INDEX


EXHIBIT                               DESCRIPTION
NO.

2.1 Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.1 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated by reference).

2.2 Amendment No. 1, dated June 17, 1996 to Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.2 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated by reference).

2.3 Amendment No. 2, dated August 13, 1996 to Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.3 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated by reference).

2.4 Amendment No. 3, dated September 18, 1996 to Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.4 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated by reference).

11       Computation of Earnings Per Share --Unaudited.

27       Financial Data Schedule.

99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-42870, filed September 20, 1991, and No. 33-61711, filed August 10, 1995).