Form 10-K405
period 1996-12-31
TRW INC
filed 1997-03-20
CIK 100030

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-K

(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                    ON WHICH REGISTERED
 ----------------------------------------     ---------------------------

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

                                                              Yes  X   No
                                                                 -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [ X ]

The aggregate market value of the registrant's voting stock held by non-affiliates was $6,376,542,513.50 as of February 28, 1997. This amount was computed on the basis of the closing price of the registrant's voting securities included in the NYSE-Composite Transactions report for such date, as published in the Midwest edition of The Wall Street Journal or, in the case of the registrant's voting cumulative preference stock, for the date of the most recent trade, as reported in the Dow Jones News Retrieval Service.

As of February 28, 1997 there were 125,664,076 shares of TRW Common Stock, $0.625 par value, outstanding.

The following documents have been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement dated March 12, 1997               Part III
TRW Annual Report to Security Holders for the year
  ended December 31, 1996                              Parts I, II and IV

                                    TRW INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1996

PART I                                                                         PAGE
                                                                               ----

Item 1.   Business............................................................   1

Item 2.   Properties..........................................................   5

Item 3.   Legal Proceedings...................................................   5

Item 4.   Submission of Matters to a Vote of Security Holders.................   6

Executive Officers of the Registrant..........................................   6

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................   7

Item 6.   Selected Financial Data.............................................   8

Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations..............................................   8

Item 8.   Financial Statements and Supplementary Data.........................   8

Item 9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................   8

PART III

Item 10.   Directors and Executive Officers of the Registrant.................   8

Item 11.   Executive Compensation.............................................   9

Item 12.   Security Ownership of Certain Beneficial Owners and Management.....   9

Item 13.   Certain Relationships and Related Transactions.....................   9

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...   9

                                     PART I

ITEM 1.  BUSINESS

                 INDUSTRY SEGMENTS AND PRODUCT CLASSIFICATIONS

     TRW is an international company that provides advanced technology products and services. The principal businesses of TRW and its subsidiaries are the design, manufacture and sale of products and the performance of systems engineering, research and technical services for industry and the United States Government in two industry segments: Automotive and Space & Defense. TRW's principal products and services include automotive systems and components; spacecraft; software and systems engineering support services; and electronic systems, equipment and services. TRW was incorporated under the laws of Ohio on June 17, 1916. As used herein the terms "TRW" and the "Company" refer to TRW Inc. or to TRW Inc. and its subsidiaries or to a subsidiary of TRW Inc.

     In 1996, the Company completed the sale of substantially all the businesses comprising its Information Systems & Services segment. The Company's financial statements and related notes reflect as discontinued operations for all periods presented the operating results and net assets, as well as the related transaction gain, of this segment. Financial information herein has been restated to reflect only continuing operations. Reference is made to the information related to the divestiture presented under the note entitled "Discontinued operations" in the Notes to Financial Statements on page 27 of the TRW Annual Report to Security Holders for the year ended December 31, 1996 (the "TRW 1996 Annual Report"), which information is incorporated herein by reference.

AUTOMOTIVE

     TRW's Automotive segment designs, manufactures and sells a broad range of steering, suspension, engine, safety, engineered fastening, electronic, electromechanical and other components and systems for passenger cars and commercial vehicles, including trucks, buses, farm machinery and off-highway vehicles. These products include occupant safety systems such as seat belt systems and inflatable restraint systems, steering wheels, manual and power steering gears, engine valves and valve train components, suspension components, electronic monitoring and control systems, electromechanical assemblies, fasteners, stud welding systems and other components.

     The products included in this industry segment are sold primarily to automotive original equipment manufacturers. In addition, TRW sells its automotive components for use as aftermarket parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

     In February 1997, TRW purchased from Magna International Inc. an 80 percent equity interest in MST Automotive GmbH Automobil-Sicherheitstechnik and Temic Bayern-Chemie Airbag GmbH for a cost of approximately U.S. $450 million. The Company and Magna also formed a strategic alliance for the design, development and production of automotive products for the global market.

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

     Products and services in this industry segment are sold and distributed principally to the United States Government. TRW's spacecraft business involves the sale to the United States Government of subsystems and components for space propulsion and unmanned spacecraft for defense, scientific research and communications purposes. TRW is currently participating in a number of spacecraft programs. Software and systems engineering and integration support services are sold primarily to the United States Government defense agencies and to Federal civilian and other state and local governmental agencies. These services include a wide variety of computer software systems and analytical services for space and defense, air traffic control, and advanced communication and data retrieval applications. Sales to the United States Government of electronic systems, equipment and services consist of systems and subsystems for defense and space applications, including communications, command and control, guidance, navigation, electric power, sensing and electronic display equipment. While classified projects are not discussed herein, the operating results relating to classified projects are included in the Company's consolidated financial statements, and the business risks associated with such projects do not differ materially from those of other projects for the United States Government.

     TRW also performs diverse testing and general research projects in many of the technical disciplines related to its Space & Defense products and services under both private and United States Government contracts, including several advanced defense system projects.

                          RESULTS BY INDUSTRY SEGMENT

     Reference is made to the information relating to the Company's industry segments, including sales, operating profit and identifiable assets attributable to each segment for each of the years 1994 through 1996, presented under the note entitled "Industry segments" in the Notes to Financial Statements on page 35 of the TRW 1996 Annual Report. Such information is incorporated herein by reference.

                        FOREIGN AND DOMESTIC OPERATIONS

     TRW manufactures products or has facilities in 26 countries throughout the world. TRW's operations outside the United States are in Argentina, Australia, Austria, Brazil, Canada, China, the Czech Republic, France, Germany, Hong Kong, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Saudi Arabia, South Africa, South Korea, Spain, Taiwan, Thailand, Turkey, and the United Kingdom. TRW also exports products manufactured by it in the United States. Such export sales accounted for 8% of total sales during 1996, 8% of total sales during 1995 and 7% of total sales during 1994, or $764 million, $813 million and $595 million, respectively.

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

     Reference is made to the information relating to the dollar amounts of sales, operating profit and identifiable assets by geographic area for each of the years 1994 through 1996 presented under the note entitled "Geographic segments" in the Notes to Financial Statements on page 36 of the TRW 1996 Annual Report. Such information is incorporated herein by reference.

                                    GENERAL

COMPETITION

     TRW encounters intense competition in substantially all segments of its business. The Company's competitive position varies for its different products and services. However, TRW believes that it is a significant supplier of many of the products it manufactures and of many of the services it provides.

     In the Automotive segment, competitors include independent suppliers of parts and components as well as the Company's original equipment customers, many of whom are integrated manufacturers who produce or could produce substantial portions of their requirements for parts and components internally. Depending on the particular product, the number of the Company's competitors may vary significantly and many of the products have high capital requirements and require high engineering content. In the Automotive segment, the principal methods of competition are price, engineering excellence, product quality, customer service, delivery time and proprietary position.

     TRW competes for contracts covering a variety of United States Government projects and programs, principally in the Space & Defense segment of its business. Such competition is based primarily on technical ability, product quality and price. TRW's competitors for United States Government contracts typically are large, technically-competent firms with substantial assets, some of which have become considerably larger through the ongoing industrial consolidation process.

CUSTOMERS

     Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics and Space Administration and other agencies, constituted 32% of TRW's total sales for 1996, 30% for 1995 and 30% for 1994, or $3,121 million, $2,890 million and $2,533 million, respectively. Sales to the United States Government represented 93% of the sales of the Space & Defense segment in 1996, 93% in 1995 and 90% in 1994, or $3,120 million, $2,887 million and $2,528 million, respectively.

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

     Other than the United States Government, TRW's largest customers (determined by including sales to their affiliates throughout the world but excluding sales to such customers or their affiliates that ultimately result in sales to the United States Government) are Ford Motor Company, Volkswagen AG and Chrysler Corporation. Such sales by TRW's Automotive segment to Ford, Volkswagen and Chrysler, and their respective subsidiaries, during 1996 accounted for 23%, 10% and 10%, respectively, of sales of the Automotive segment, compared to 23%, 10% and 9%, respectively, during 1995 and 24%, 9% and 10%, respectively, during 1994. Such sales by TRW's Automotive segment to Ford and its subsidiaries accounted for 15% of TRW's total sales for 1996, 15% for 1995 and 16% for 1994, or $1,470 million, $1,474 million and $1,363 million, respectively.

BACKLOG

     The backlog of orders for TRW's domestic operations, without options, at December 31, 1996 and December 31, 1995 is estimated to have been approximately $5,285 million and $5,105 million, respectively, of which it is estimated that, directly or indirectly, United States Government business accounted for approximately $4,631 million and $4,464 million, respectively. Reported backlog at the end of 1996 does not include approximately $2.9 billion of negotiated and priced, but unexercised, options for defense and non-defense programs. Unexercised options at the end of 1995 were valued at $2.6 billion. The exercise of options is at the discretion of the customer, and as in the case of Government contracts generally, dependent on future government funding. Of the total domestic backlog at December 31, 1996 and at December 31, 1995, 95% was attributable to the Space & Defense segment, and virtually all of the backlog attributable to United States Government business related to that segment.

     The determination of TRW's backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature. A substantial portion of the variations in TRW's estimated backlog in recent years is attributable to the timing of the award and performance of United States Government and certain other contracts. Subject to various qualifications, including those set forth herein, and assuming no terminations, cancellations or changes and completion of orders in the normal course, TRW has estimated that approximately 51% of the December 31, 1996 backlog will be delivered in 1997, 19% in 1998 and 30% thereafter.

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

RESEARCH AND DEVELOPMENT

     Research and development costs totaled $1,981 million, $1,882 million and $1,655 million in 1996, 1995 and 1994, respectively, of which customer-funded research and development was $1,425 million in 1996, $1,360 million in 1995 and $1,157 million in 1994. Company-funded research and development costs, which included research and development for commercial products, independent research and development and bid and proposal work related to government products and services, totaled $412 million in 1996, $392 million in 1995 and $390 million in 1994. A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts. Company-funded product development costs, including engineering and field support for new customer requirements, were $144 million in 1996, $130 million in 1995 and $108 million in 1994.

EMPLOYEES

     At December 31, 1996, TRW had approximately 65,200 employees, of whom approximately 34,100 were employed in the United States.

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

ENVIRONMENTAL REGULATIONS

     Federal, state and local requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had and will continue to have an effect on TRW and its operations. The Company has made and continues to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations to comply with various federal, state and local laws and, along with other companies, has been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to the Company. A reserve estimate reflecting cost ranges is established using standard engineering cost estimating techniques for each matter for which sufficient information is available. In the determination of cost ranges, consideration is given to the professional judgment of the Company's environmental engineers in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 1996, the Company had reserves for environmental matters of $77 million, including $7 million of accruals recorded during the year. The Company aggressively pursues reimbursement for environmental costs from its insurance carriers. Insurance recoveries are recorded as a reduction of environmental costs when fixed and determinable. The Company does not believe that compliance with environmental protection laws and regulations will have a material effect upon its capital expenditures or competitive position, and TRW's capital expenditures for environmental control facilities during 1997 and 1998 are not expected to be material to the Company. The Company believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on the Company's earnings. However, the Company cannot predict the effect on future earnings of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect on future earnings of compliance with environmental laws and regulations with respect to currently unknown environmental matters or the possible effect on future earnings of compliance with environmental requirements imposed in the future.

CAPITAL EXPENDITURES

     During the five years ended December 31, 1996, TRW's capital expenditures and the net book value of its assets retired or sold were:

                                           (IN MILLIONS)
                      --------------------------------------------------------
                              CAPITAL EXPENDITURES
                      -------------------------------------
                          LAND,                                    NET BOOK
                        BUILDINGS       MACHINERY                  VALUE OF
    YEAR ENDED        AND LEASEHOLD        AND                  ASSETS RETIRED
   DECEMBER 31,       IMPROVEMENTS      EQUIPMENT     TOTAL        OR SOLD
 ----------------     -------------     ---------     -----     --------------
          1996...         $  76           $ 424       $500           $ 29
          1995...            74             392        466             21
          1994...            92             396        488             19
          1993...            73             386        459             47
          1992...            94             419        513             62

     On an industry segment basis, capital expenditures during 1996 and 1995 were as follows: Automotive, $342 million and $314 million, respectively; and Space & Defense, $157 million and $114 million, respectively. Of total capital expenditures, 59% in 1996 and 66% in 1995 were invested in the United States.

ITEM 2.  PROPERTIES

     TRW's operations include numerous manufacturing, research and development and warehousing facilities. TRW owns or leases principal facilities located in 21 states in the United States and in 25 other countries. Approximately 59% of the principal domestic facilities are used by the Automotive segment and 41% are used by the Space & Defense segment. Substantially all of the foreign facilities are used by the Automotive segment.

     The Company also owns or leases certain smaller research and development properties and administrative, marketing, sales and office facilities throughout the United States and in various parts of the world. In addition, TRW operates facilities on property owned directly or indirectly by the United States Government. The Company owns its world headquarters in Lyndhurst, Ohio and its regional headquarters for its Space & Defense segment in Redondo Beach, California.

     In the opinion of management, the Company's facilities are generally well maintained and are suitable and adequate for their intended use.

     Reference is made to the information concerning long-term rental obligations under operating leases presented under the note entitled "Lease commitments" in the Notes to Financial Statements on page 33 of the TRW 1996 Annual Report. Such information is incorporated herein by reference.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     None during the fourth quarter of 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of, and the positions and offices held by, each person designated an executive officer of the Company as of March 20, 1997, together with the offices held by each such person during the last five years, are listed below. For purposes hereof, the term "executive officer" includes the Chairman of the Board, the President, each Vice President in charge of a principal business function and any other officer who performs a policy-making function for the Company. Each executive officer is elected annually and, unless the executive officer resigns or terminates employment with the Company or is removed from office by action of the Company's Directors, will hold office for the ensuing year or until a successor is elected in accordance with the Company's Regulations. It is expected that on or about June 1, 1997 W. B. Lawrence will assume the responsibilities of General Counsel and Secretary from
M. A. Coyle. None of the Company's executive officers has a family relationship to any other executive officer.

                                       POSITIONS AND BUSINESS EXPERIENCE
     NAME           AGE                   DURING THE PAST FIVE YEARS
---------------     ---     -------------------------------------------------------
B. Blankenstein     58      Executive Vice President and General Manager, TRW
                              Steering, Suspension & Engine Group (1996 to the
                              present)
                            Managing Director, TRW Deutschland GmbH (1995 - 1996)
                            Vice President and General Manager, TRW's Global Engine
                              Components business (1994 - 1996)
                            Managing Director, TRW Motorkomponenten GmbH & Co. KG
                              (1991 - 1995)

M. A. Coyle         55      Executive Vice President (1989 to the present), General
                              Counsel (1980 to the present) and Secretary (1976 to
                              the present)

J. T. Gorman        59      Chairman of the Board and Chief Executive Officer (1988
                              to the present) and Director (1984 to the present)

T. W. Hannemann     54      Executive Vice President and General Manager, TRW Space
                              & Electronics Group (1993 to the present)
                            Executive Vice President and General Manager, TRW Space
                              & Defense Sector (1991 - 1992)

P. S. Hellman       47      President, Chief Operating Officer and Director (1995
                              to the present)
                            Executive Vice President and Assistant President (1994)
                            Executive Vice President, Chief Financial Officer and
                              Assistant President (1994)
                            Executive Vice President and Chief Financial Officer
                              (1991 - 1994)

H. V. Knicely       61      Executive Vice President, Human Resources and
                              Communications (1995 to the present)
                            Executive Vice President, Human Resources,
                              Communications & Information Resources (1989 - 1994)

W. B. Lawrence      52      Executive Vice President, Planning, Development &
                              Government Affairs (1989 to the present)

C. G. Miller        54      Executive Vice President and Chief Financial Officer
                              (1996 to the present)
                            Executive Vice President, Chief Financial Officer and
                              Controller (1996)
                            Vice President and Controller (1990 - 1996)

                                       POSITIONS AND BUSINESS EXPERIENCE
     NAME           AGE                   DURING THE PAST FIVE YEARS
---------------     ---     -------------------------------------------------------
J. S. Remick        58      Executive Vice President and General Manager, TRW
                              Occupant Restraint Systems Group (1996 to the
                              present)
                            Executive Vice President and General Manager, TRW
                              Steering, Suspension & Engine Group (1995 - 1996)
                            Vice President and Deputy General Manager, Automotive
                              (1995)
                            Vice President and General Manager, TRW Steering &
                              Suspension Systems, North and South America
                              (1991 - 1995)

P. Staudhammer      63      Vice President, Science & Technology (1993 to the
                              present)
                            Vice President and Director of the Center for
                              Automotive Technology (1990 - 1993)

J. P. Stenbit       56      Executive Vice President and General Manager, TRW
                              Systems Integration Group (1994 to the present)
                            Vice President and General Manager, TRW Systems
                              Integration Group (1990 - 1994)

R. D. Sugar         48      Executive Vice President and General Manager, TRW
                              Automotive Electronics Group (1996 to the present)
                            Executive Vice President and Chief Financial Officer
                              (1994 - 1996)
                            Vice President, Group Development, TRW Space &
                              Electronics Group (1992 - 1994)
                            Vice President, Strategic Business Development, TRW
                              Space & Defense Sector (1992)
                            Vice President and General Manager, TRW Space
                              Communications Division (1987 - 1992)

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

     Reference is made to the information set forth in the table presented under "Stock prices and dividends (unaudited)" on page 37 of the TRW 1996 Annual Report and to the information presented under the note entitled "Debt and credit agreements" in the Notes to Financial Statements on page 32 of the TRW 1996 Annual Report. The information contained in such table and the information contained in the next-to-last paragraph of text in such note to financial statements are incorporated herein by reference.

     The Company's Common Stock is traded principally on the New York Stock Exchange and is also traded on the Chicago, Pacific, Philadelphia, London and Frankfurt exchanges.

     On February 28, 1997, there were 26,404 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                  ----------------------------------------------------------
                                                                   YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------
                                                   1996         1995         1994         1993         1992
                                                  ------       ------       ------       ------       ------
Sales...........................................  $9,857       $9,568       $8,491       $7,330       $7,557
Earnings from continuing operations before
  cumulative effect of accounting changes.......     182          395          277          177          154
Per share of Common Stock:
  Fully diluted earnings -- continuing
     operations.................................    1.37         2.93         2.09         1.35         1.23
  Primary earnings -- continuing operations.....    1.38         2.96         2.10         1.36         1.23
  Cash dividends declared.......................    1.17         1.05        0.985         0.94         0.92
Total assets....................................   5,899        5,670        5,435        5,042        5,158
Long-term debt..................................     458          539          693          868          938
Shares used in computing per share amounts:
  Fully diluted.................................   133.2        134.8        132.9        131.5        124.6
  Primary.......................................   131.7        133.2        131.6        129.5        124.6

     In 1996, the Company recorded charges of $314 million ($202 million after tax, or $1.52 per share) primarily for actions taken, in part, to enhance the Company's competitiveness. As a result of these actions, several manufacturing facilities throughout the world will be closed or consolidated and employment Company-wide will be reduced by approximately 2,500 people. Also during 1996, the Company applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," resulting in the recognition of $71 million ($50 million after tax, or $0.37 per share) of impairment losses. The losses were primarily a result of technological changes and the decision to close certain facilities in the Automotive segment.

     On October 23, 1996, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a stock dividend. Accordingly, all references to the number of shares and per share amounts have been restated to give retroactive recognition to the stock dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 17 through 20 of the TRW 1996 Annual Report. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements headed "Statements of Earnings," "Balance Sheets," "Statements of Cash Flows" and "Statements of Changes in Shareholders' Investment," and the accompanying notes thereto, on pages 21 through 36 of the TRW 1996 Annual Report. Reference is also made to the information included in the table presented under the heading "Quarterly financial information (unaudited)" on page 36 of such report. Such statements, the accompanying notes and such table are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information relating to TRW's Directors which is presented under the heading "Election of Directors" on pages 1 through 5 of the TRW Proxy Statement dated March 12, 1997, as filed with the Securities and Exchange Commission (the "TRW Proxy Statement"). Such information, beginning with the third paragraph on page 1 and ending with the second paragraph on page 5, is incorporated herein by reference.

     See the information presented in Part I of this Report under the heading "Executive Officers of the Registrant" for information relating to TRW's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information presented under the heading "Compensation of Executive Officers" on pages 12 through 20 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Director Compensation" on page 7 of the TRW Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information presented under the heading "Ownership of Shares" on page 6 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Outstanding Securities" on pages 21 and 22 of the TRW Proxy Statement. Such information is incorporated herein by reference.

     There are no agreements or arrangements known to TRW that might, at a subsequent date, result in a change in control of TRW.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

     (1) FINANCIAL STATEMENTS

             The following financial statements of the registrant and its subsidiaries included in the TRW 1996 Annual Report are incorporated herein by reference:

         Statements of Earnings -- Years ended December 31, 1996, 1995 and 1994 (page 21)

         Balance Sheets -- December 31, 1996 and 1995 (pages 22 and 23)

         Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994 (page 24)

         Statements of Changes in Shareholders' Investment -- Years ended December 31, 1996, 1995 and 1994 (page 25)

         Notes to Financial Statements -- (pages 26 - 36)

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

     (3) EXHIBITS

      2(a)  Recapitalization Agreement, dated as of February 9, 1996, among IS&S
            Acquisition Corp., and TRW Inc., TRW IS&S International, Inc.,
            Information Systems and Services, Inc. (f/k/a TRW Environmental
            Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and
            IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.)
            (Exhibit 2.1 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated herein by reference).

      2(b) Amendment No. 1, dated June 17, 1996 to Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW
            Inc., TRW IS&S International, Inc., Information Systems and Services,
            Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company
            Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target
            Marketing Services, Inc.) (Exhibit 2.2 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated herein by reference).

      2(c) Amendment No. 2, dated August 13, 1996 to Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW
            Inc., TRW IS&S International, Inc., Information Systems and Services,
            Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company
            Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target
            Marketing Services, Inc.) (Exhibit 2.3 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated herein by reference).

      2(d)  Amendment No. 3, dated September 18, 1996 to Recapitalization
            Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and
            Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel
            Company Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW
            Target Marketing Services, Inc.) (Exhibit 2.4 to TRW Form 8-K Current
            Report dated October 4, 1996 is incorporated herein by reference).

      3(a)  Amended Articles of Incorporation as amended April 24, 1996 (Exhibit
            3(a) to TRW Quarterly Report on Form 10-Q for the quarter ended
            September 30, 1996 is incorporated herein by reference).

      3(b)  Regulations as amended April 30, 1980 (Exhibit 3(b) to TRW Annual
            Report on Form 10-K for the year ended December 31, 1980 is incorporated herein by reference).

      4(a)  Rights Agreement dated as of April 24, 1996 between TRW Inc. and
            National City Bank, as Rights Agent (Exhibit 1 to TRW Form 8-A
            Registration Statement dated April 25, 1996 is incorporated herein by reference).

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

    *10(a)  1979 Stock Option Plan as amended April 28, 1982 (Exhibit A to TRW
            Proxy Statement dated March 18, 1982 is incorporated herein by reference).

    *10(b)  TRW Operational Incentive Plan (Exhibit 10(b) to TRW Annual Report on
            Form 10-K for the year ended December 31, 1989 is incorporated herein by reference).

    *10(c)  TRW Executive Health Care Plan as amended and restated effective
            August 1, 1995 (Exhibit 10(c) to TRW Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

    *10(d)  1984 Stock Option Plan (Exhibit A to TRW Proxy Statement dated March 19,
            1984 is incorporated herein by reference).

    *10(e) 1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 1989 is incorporated herein by reference).

    *10(f)  1994 TRW Long-Term Incentive Plan as amended and restated effective
            February 4, 1997.

    *10(g) 1997 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 12, 1997 is incorporated herein by reference).

    *10(h)  Form of Strategic Incentive Grant.

    *10(i)  Form of U.S. Nonqualified Stock Option Agreement.

    *10(j)  Form of U.S. Transferable Nonqualified Stock Option Agreement.

    *10(k)  Form of Director Transferable Nonqualified Stock Option Agreement.

    *10(l)  Deferred Compensation Plan for Non-Employee Directors of TRW Inc.
            reflecting amendments effective August 1, 1990 (Exhibit 10(k) to TRW
            Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference).

    *10(m)  Deferred Compensation Plan for Non-Employee Directors of TRW Inc.
            dated July 1, 1997.

    *10(n)  TRW Directors' Pension Plan as amended and restated effective August 1,
             1990 (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference).

    *10(o) Form of Amended and Restated Employment Continuation Agreements with executive officers (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

    *10(p)  TRW Inc. Deferred Compensation Plan as amended and restated effective
            February 4, 1997.

    *10(q)  TRW Benefits Equalization Plan (as Amended and Restated, effective
            August 1, 1996) (Exhibit 10(a) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference).

    *10(r) TRW Supplementary Retirement Income Plan (as Amended and Restated, effective August 1, 1996) (Exhibit 10(b) to TRW Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference).

    *10(s)  TRW Inc. Key Executive Life Insurance Plan dated as of February 7,
            1996 (Exhibit 10(v) to TRW Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

    *10(t)  TRW Inc. Financial Counseling Program (Exhibit 10(w) to TRW Annual
            Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).

     10(u)  Three Year Revolving Credit Agreement dated July 1, 1992 among TRW
            Inc. and various financial institutions (Exhibit 19.1 to TRW Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated herein by reference).

     10(v) Amendment dated June 30, 1993 to Three Year Revolving Credit Agreement dated July 1, 1992 among TRW Inc. and various financial institutions
            (Exhibit 10.1 to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 is incorporated herein by reference).

     10(w)  Amendment dated as of March 1, 1994 to Three Year Revolving Credit
            Agreement dated July 1, 1992 among TRW Inc. and various financial institutions (Exhibit 10(cc) to TRW Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated herein by reference).

     10(x)  Amendment dated February 28, 1995 to Multi-Year Revolving Credit
            Agreement (formerly entitled Three Year Revolving Credit Agreement) dated July 1, 1992 among TRW Inc. and various financial institutions
            (Exhibit 10(u) to TRW Annual Report on Form 10-K for the year ended
            December 31, 1994 is incorporated herein by reference).

     10(y)  Amendment dated May 8, 1996 to Multi-Year Revolving Credit Agreement
            (formerly entitled Three Year Revolving Credit Agreement) dated July 1,
            1992 among TRW Inc. and various financial institutions.

    *10(z)  TRW Inc. Stock Plan for Non-Employee Directors (as Amended and
            Restated, effective August 1, 1995) (Exhibit 10.1 to TRW Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated herein by reference).

     11     Computation of Earnings per Share.

     12     Computation of Ratio of Earnings to Fixed Charges -- Unaudited
            (Supplement to Exhibit 12 of the following Form S-3 Registration
            Statement of the Company: No. 33-61711, filed August 10, 1995).

     13 Portions of the TRW Annual Report to Security Holders for the year ended December 31, 1996 incorporated herein by reference.

     21     Subsidiaries of the Registrant.

     23(a)  Consent of Independent Auditors.

     23(b) Consent of Independent Auditors (with respect to financial statements of The TRW Canada Stock Savings Plan).

     24(a)  Power of Attorney.

     24(b)  Certified Resolutions.

     27     Financial Data Schedule.

     99(a)  Financial Statements of The TRW Employee Stock Ownership and Stock
            Savings Plan for the year ended December 31, 1996.

     99(b) Financial Statements of The TRW Canada Stock Savings Plan for the year ended December 31, 1996.

             Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission a copy of each such instrument upon request.

             * Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) REPORTS ON FORM 8-K

         Current Report on Form 8-K dated October 4, 1996 as to Information Systems & Services divestiture, including pro forma financial information.

         Current Report on Form 8-K dated October 23, 1996 as to stock dividend.

         Current Report on Form 8-K dated December 20, 1996 as to Magna International acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRW Inc.

Date: March 20, 1997
                                             By        /s/ M. A. COYLE
                                              ----------------------------------
                                                       MARTIN A. COYLE,
                                                 EXECUTIVE VICE PRESIDENT AND
                                                          SECRETARY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                           DATE
 J. T. GORMAN*        Chairman of the Board,                      March 20, 1997
                        Chief Executive Officer
                        and Director

 P. S. HELLMAN*       President, Chief Operating Officer and      March 20, 1997
                        Director

 C. G. MILLER*        Executive Vice President and                March 20, 1997
                        Chief Financial Officer

 T. A. CONNELL*       Vice President and Controller               March 20, 1997

 M. H. ARMACOST       Director                                    March 20, 1997

 M. FELDSTEIN*        Director                                    March 20, 1997

 R. M. GATES*         Director                                    March 20, 1997

 C. H. HAHN*          Director                                    March 20, 1997

 G. H. HEILMEIER*     Director                                    March 20, 1997

 K. N. HORN*          Director                                    March 20, 1997

 E. B. JONES*         Director                                    March 20, 1997

 W. S. KISER*         Director                                    March 20, 1997

 D. B. LEWIS*         Director                                    March 20, 1997

 J. T. LYNN*          Director                                    March 20, 1997

 L. M. MARTIN*        Director                                    March 20, 1997

 J. D. ONG*           Director                                    March 20, 1997

 R. W. POGUE*         Director                                    March 20, 1997


     MARTIN A. COYLE, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                                  March 20, 1997
*By       /s/ M. A. COYLE
    -------------------------------
           MARTIN A. COYLE,
           ATTORNEY-IN-FACT

REPORT OF INDEPENDENT AUDITORS

Shareholders and Directors
TRW Inc.

We have audited the consolidated financial statements of TRW Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K of TRW Inc. for the year ended December 31, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                        /s/  Ernst & Young LLP
                                        ERNST & YOUNG LLP

Cleveland, Ohio
January 20, 1997

                                 EXHIBIT INDEX

EXHIBIT NO.                                      DESCRIPTION
-----------   ---------------------------------------------------------------------------------
      2(a)    Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition
              Corp., and TRW Inc., TRW IS&S International, Inc., Information Systems and
              Services, Inc. (f/k/a TRW Environmental Management Company), TRW Hotel Company
              Inc., TRW Microwave Inc. and IS&S Holdings, Inc. (f/k/a TRW Target Marketing
              Services, Inc.) (Exhibit 2.1 to TRW Form 8-K Current Report dated October 4, 1996 is incorporated herein by reference).
      2(b)    Amendment No. 1, dated June 17, 1996 to Recapitalization Agreement, dated as of
              February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S
              International, Inc., Information Systems and Services, Inc. (f/k/a TRW
              Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and
              IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.2 to
              TRW Form 8-K Current Report dated October 4, 1996 is incorporated herein by reference).
      2(c)    Amendment No. 2, dated August 13, 1996 to Recapitalization Agreement, dated as of
              February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S
              International, Inc., Information Systems and Services, Inc. (f/k/a TRW
              Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and
              IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.3 to
              TRW Form 8-K Current Report dated October 4, 1996 is incorporated herein by reference).
      2(d)    Amendment No. 3, dated September 18, 1996 to Recapitalization Agreement, dated as of February 9, 1996, among IS&S Acquisition Corp., and TRW Inc., TRW IS&S
              International, Inc., Information Systems and Services, Inc. (f/k/a TRW
              Environmental Management Company), TRW Hotel Company Inc., TRW Microwave Inc. and
              IS&S Holdings, Inc. (f/k/a TRW Target Marketing Services, Inc.) (Exhibit 2.4 to
              TRW Form 8-K Current Report dated October 4, 1996 is incorporated herein by reference).
      3(a)    Amended Articles of Incorporation as amended April 24, 1996 (Exhibit 3(a) to TRW
              Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 is incorporated herein by reference).
      3(b)    Regulations as amended April 30, 1980 (Exhibit 3(b) to TRW Annual Report on Form
              10-K for the year ended December 31, 1980 is incorporated herein by reference).
      4(a)    Rights Agreement dated as of April 24, 1996 between TRW Inc. and National City
              Bank, as Rights Agent (Exhibit 1 to TRW Form 8-A Registration Statement dated
              April 25, 1996 is incorporated herein by reference).
      4(b)    Indenture between TRW Inc. and The Chase Manhattan Bank (National Association),
              as successor Trustee, dated as of May 1, 1986 (Exhibit 2 to TRW Form 8-A
              Registration Statement dated July 3, 1986 is incorporated herein by reference).
      4(c)    First Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank
              (National Association), as successor Trustee, dated as of July 26, 1989 (Exhibit
              4(b) to TRW Form S-3 Registration Statement, File No. 33-30350, is incorporated herein by reference).
    *10(a)    1979 Stock Option Plan as amended April 28, 1982 (Exhibit A to TRW Proxy
              Statement dated March 18, 1982 is incorporated herein by reference).
    *10(b)    TRW Operational Incentive Plan (Exhibit 10(b) to TRW Annual Report on Form 10-K
              for the year ended December 31, 1989 is incorporated herein by reference).
    *10(c)    TRW Executive Health Care Plan as amended and restated effective August 1, 1995
              (Exhibit 10(c) to TRW Annual Report on Form 10-K for the year ended December 31,
              1995 is incorporated herein by reference).

EXHIBIT NO.                                      DESCRIPTION
-----------   ---------------------------------------------------------------------------------
    *10(d)    1984 Stock Option Plan (Exhibit A to TRW Proxy Statement dated March 19, 1984 is incorporated herein by reference).
    *10(e)    1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March
              17, 1989 is incorporated herein by reference).
    *10(f)    1994 TRW Long-Term Incentive Plan as amended and restated effective February 4,
              1997.
    *10(g)    1997 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March
              12, 1997 is incorporated herein by reference).
    *10(h)    Form of Strategic Incentive Grant.
    *10(i)    Form of U.S. Nonqualified Stock Option Agreement.
    *10(j)    Form of U.S. Transferable Nonqualified Stock Option Agreement.
    *10(k)    Form of Director Transferable Nonqualified Stock Option Agreement.
    *10(l)    Deferred Compensation Plan for Non-Employee Directors of TRW Inc.
              reflecting amendments effective August 1, 1990 (Exhibit 10(k) to TRW
              Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference).
    *10(m)    Deferred Compensation Plan for Non-Employee Directors of TRW Inc. dated
              July 1, 1997.
    *10(n)    TRW Directors' Pension Plan as amended and restated effective August 1, 1990
              (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended December 31,
              1990 is incorporated herein by reference).
    *10(o)    Form of Amended and Restated Employment Continuation Agreements with executive officers (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended
              December 31, 1995 is incorporated herein by reference).
    *10(p)    TRW Inc. Deferred Compensation Plan as amended and restated effective February 4, 1997.
    *10(q)    TRW Benefits Equalization Plan (as Amended and Restated, effective August 1,
              1996) (Exhibit 10(a) to TRW Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1996 is incorporated herein by reference).
    *10(r)    TRW Supplementary Retirement Income Plan (as Amended and Restated, effective
              August 1, 1996) (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1996 is incorporated herein by reference).
    *10(s)    TRW Inc. Key Executive Life Insurance Plan dated as of February 7, 1996 (Exhibit
              10(v) to TRW Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).
    *10(t)    TRW Inc. Financial Counseling Program (Exhibit 10(w) to TRW Annual Report on Form
              10-K for the year ended December 31, 1995 is incorporated herein by reference).
     10(u)    Three Year Revolving Credit Agreement dated July 1, 1992 among TRW Inc. and various financial institutions (Exhibit 19.1 to TRW Quarterly Report on Form 10-Q
              for the quarter ended June 30, 1992 is incorporated herein by reference).
     10(v)    Amendment dated June 30, 1993 to Three Year Revolving Credit Agreement dated July
              1, 1992 among TRW Inc. and various financial institutions. (Exhibit 10.1 to TRW
              Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 is incorporated herein by reference).
     10(w)    Amendment dated as of March 1, 1994 to Three Year Revolving Credit Agreement
              dated July 1, 1992 among TRW Inc. and various financial institutions. (Exhibit
              10(cc) to TRW Annual Report on Form 10-K for the year ended December 31, 1993 is incorporated herein by reference).

EXHIBIT NO.                                      DESCRIPTION
-----------   ---------------------------------------------------------------------------------
     10(x)    Amendment dated February 28, 1995 to Multi-Year Revolving Credit Agreement (for-
              merly entitled Three Year Revolving Credit Agreement) dated July 1, 1992 among
              TRW Inc. and various financial institutions (Exhibit 10(u) to TRW Annual Report on Form 10-K for the year ended December 31, 1994 is incorporated herein by reference).
     10(y)    Amendment dated May 8, 1996 to Multi-Year Revolving Credit Agreement (formerly entitled Three Year Revolving Credit Agreement) dated July 1, 1992 among TRW Inc.
              and various financial institutions.
    *10(z)    TRW Inc. Stock Plan for Non-Employee Directors (as Amended and Restated,
              effective August 1, 1995) (Exhibit 10.1 to TRW Quarterly Report on Form 10-Q for the
              quarter ended June 30, 1995 is incorporated herein by reference).
     11       Computation of Earnings per Share.
     12       Computation of Ratio of Earnings to Fixed Charges -- Unaudited.
     13       Portions of the TRW Annual Report to Security Holders for the year ended December 31,
              1996 incorporated herein by reference.
     21       Subsidiaries of the Registrant.
     23(a)    Consent of Independent Auditors.
     23(b)    Consent of Independent Auditors (with respect to financial statements of The TRW
              Canada Stock Savings Plan).
     24(a)    Power of Attorney.
     24(b)    Certified Resolutions.
     27       Financial Data Schedule.
     99(a)    Financial Statements of The TRW Employee Stock Ownership and Stock Savings Plan
              for the year ended December 31, 1996.
     99(b)    Financial Statements of The TRW Canada Stock Savings Plan for the year ended
              December 31, 1996.

     Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission a copy of each such instrument upon request.

* Management contract, compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.