Form 10-Q
period 1997-03-31
TRW INC
filed 1997-05-13
CIK 100030

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

       [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

                                       OR

       [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  ----------------------

Commission file number                      1-2384
                      --------------------------------------------------------

                                    TRW Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                        34-0575430
---------------------------------------------              ------------------
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

               As of May 2, 1997, there were 124,495,918 shares of
                TRW Common Stock, $0.625 par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

Statements of Earnings (unaudited)
TRW Inc. and subsidiaries

-------------------------------------------------------------------------
                                                            Quarter ended
                                                              March 31
In millions except per share data                           1997     1996
-------------------------------------------------------------------------
Sales                                                     $2,660   $2,514
Cost of sales                                              2,178    2,051
-------------------------------------------------------------------------
Gross profit                                                 482      463


Administrative and selling expenses                          159      163
Research and development expenses                            106      100
Interest expense                                              20       19
Other (income) expense-net                                     2       16
-------------------------------------------------------------------------
Earnings from continuing operations before income taxes      195      165
Income taxes                                                  76       62
-------------------------------------------------------------------------
Earnings from continuing operations                          119      103
Discontinued operations                                       --       14
-------------------------------------------------------------------------
Net earnings                                              $  119   $  117
-------------------------------------------------------------------------


-------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
  Fully diluted
    Continuing operations                                 $  .92   $  .76
    Discontinued operations                                   --      .10
-------------------------------------------------------------------------
    Net earnings per share                                $  .92   $  .86
-------------------------------------------------------------------------
  Primary
    Continuing operations                                 $  .93   $  .76
    Discontinued operations                                   --      .11
-------------------------------------------------------------------------
    Net earnings per share                                $  .93   $  .87
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Shares used in computing per share amounts
     Fully diluted                                         129.4    135.6
     Primary                                               128.4    134.2
-------------------------------------------------------------------------

-------------------------------------------------------------------------
Dividends declared                                        $  .00   $  .00
-------------------------------------------------------------------------

Balance Sheets (unaudited)
TRW Inc. and subsidiaries

-------------------------------------------------------------------------
                                                     March 31 December 31
In millions                                              1997        1996
-------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                        $    59    $   386
     Accounts receivable                                1,567      1,378
     Inventories                                          542        524
     Prepaid expenses                                      77         69
     Deferred income taxes                                354        424
-------------------------------------------------------------------------
Total current assets                                    2,599      2,781

Property, plant and equipment-on the basis of cost      6,051      5,880
     Less accumulated depreciation and amortization     3,425      3,400
-------------------------------------------------------------------------
Total property, plant and equipment-net                 2,626      2,480

Intangible assets
     Intangibles arising from acquisitions                499        258
     Other                                                 39         31
-------------------------------------------------------------------------
                                                          538        289
     Less accumulated amortization                         85         78
-------------------------------------------------------------------------
Total intangible assets-net                               453        211
Other assets                                              472        427
-------------------------------------------------------------------------
                                                      $ 6,150    $ 5,899
-------------------------------------------------------------------------


Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                  $   303    $    52
     Accounts payable                                     799        781
     Current portion of long-term debt                     73         72
     Other current liabilities                          1,225      1,252
-------------------------------------------------------------------------
Total current liabilities                               2,400      2,157

Long-term liabilities                                     775        767
Long-term debt                                            472        458
Deferred income taxes                                     213        272

Minority interests in subsidiaries                        100         56

Capital stock                                              78         81
Other capital                                             444        437
Retained earnings                                       2,098      1,978
Cumulative translation adjustments                        (16)        47
Treasury shares-cost in excess of par value              (414)      (354)
-------------------------------------------------------------------------
Total shareholders' investment                          2,190      2,189
-------------------------------------------------------------------------
                                                      $ 6,150    $ 5,899
-------------------------------------------------------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

---------------------------------------------------------------------
                                                        Quarter ended
                                                           March 31
In millions                                             1997     1996
---------------------------------------------------------------------
Operating activities
Net earnings                                           $ 119    $ 117
Adjustments to reconcile net earnings to net cash
     provided by continuing operations:
     Discontinued operations                              --      (14)
     Depreciation and amortization                       127      112
     Deferred income taxes                                 5       (1)
     Other-net                                             5       (5)
Changes in assets and liabilities, net of effects of
  businesses acquired or sold:
     Accounts receivable                                (156)    (150)
     Inventories and prepaid expenses                      7      (20)
     Accounts payable and other accruals                 (43)     122
     Other-net                                           (13)     (15)
---------------------------------------------------------------------
Net cash provided by operating activities                 51      146
---------------------------------------------------------------------

Investing activities
Capital expenditures                                     (99)     (83)
Acquisitions, net of cash acquired                      (415)      --
Other-net                                                 16        2
---------------------------------------------------------------------
Net cash used in investing activities                   (498)     (81)
---------------------------------------------------------------------

Financing activities
Increase in short-term debt                              223        8
Proceeds from debt in excess of 90 days                   10       17
Principal payments on debt in excess of 90 days          (11)     (25)
Reacquisition of common stock                            (72)     (50)
Dividends paid                                           (39)     (36)
Other-net                                                 13       20
---------------------------------------------------------------------
Net cash provided by(used in) financing activities       124      (66)
---------------------------------------------------------------------
Effect of exchange rate changes on cash                   (4)       2
---------------------------------------------------------------------
Increase(decrease) in cash and cash equivalents         (327)       1
Cash and cash equivalents at beginning of quarter        386       59
---------------------------------------------------------------------
Cash and cash equivalents at end of quarter            $  59    $  60
---------------------------------------------------------------------

Results by Business Segments (unaudited)
TRW Inc. and subsidiaries

-------------------------------------------------------------------------------
                                                                 Quarter ended
                                                                   March 31
In millions                                                     1997       1996
-------------------------------------------------------------------------------
Sales
Automotive                                                   $ 1,793    $ 1,681
Space & Defense                                                  867        833
-------------------------------------------------------------------------------
Sales                                                        $ 2,660    $ 2,514
-------------------------------------------------------------------------------


Operating profit
Automotive                                                   $   167    $   140
Space & Defense                                                   77         60
-------------------------------------------------------------------------------
Operating profit                                                 244        200
Company Staff and other                                          (24)       (11)
Minority interest in earnings of consolidated subsidiaries        (6)        (3)
Interest expense                                                 (20)       (19)
Earnings(loss) from affiliates                                     1         (2)
-------------------------------------------------------------------------------
Earnings from continuing operations before income taxes      $   195    $   165
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

Environmental Costs
-------------------

During the first quarter of 1997, the Company adopted the provisions of AICPA Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities". There was no financial statement effect of the adoption as the Company's previous method of accounting for environmental costs was in accordance with SOP 96-1.

Discontinued Operations
-----------------------

In September 1996, the Company sold substantially all of the businesses of its Information Systems and Services segment. The financial statements for the first quarter of 1996 reflect as discontinued operations that segment's operating results of $14 million. Sales of the discontinued operations were $156 million for the first quarter of 1996.

Acquisition
-----------

In February 1997, the Company completed its purchase of an eighty percent equity interest in the air bag and steering wheel business of Magna International. The purchase price of approximately $450 million has been tentatively allocated to the net assets acquired based on their fair values.

Inventories
-----------

Inventories consist of the following:
(In millions)

                                                          March 31   December 31
                                                              1997          1996
                                                              ----          ----
Finished products and work in process                         $289          $295
Raw materials and supplies                                     253           229
                                                              ----          ----
                                                              $542          $524
                                                              ----          ----

Long-Term Liabilities
---------------------

For balance sheet purposes, long-term liabilities at March 31, 1997 and December 31, 1996, include $690 million and $681 million, respectively, relating to postretirement benefits other than pensions.

Other (Income)Expense-Net
-------------------------

Other (income)expense included the following:
(In millions)

                                                               Quarter ended
                                                                 March 31
                                                          ---------------------
                                                          1997             1996
                                                          ----             ----
Other income                                              $(16)            $ (6)
Other expense                                               16               20
Foreign currency translation                                 2                2
                                                          ----             ----
                                                          $  2             $ 16
                                                          ----             ----

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in a $.02 per share increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996. There is no impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters.

In April, 1997, the number of authorized shares of TRW Common Stock was increased from 250,000,000 to 500,000,000 shares.

Supplemental Cash Flow Information
----------------------------------

                                                                Quarter ended
(In millions)                                                     March 31
                                                            --------------------
                                                             1997           1996
                                                             ----           ----
Interest paid (net of amount capitalized)                    $ 20           $ 15
Income taxes paid (net of refunds)                           $(37)          $  8

----------------------------------------------

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Other Contingencies
-------------------

During 1996, the Company was advised by the Department of Justice ("DOJ") that it had been named as a defendant in two lawsuits brought by a former employee and filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the QUI TAM provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuit relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. The actions remain under seal until the government completes its investigations and determines whether to intervene. However, permission from the court has been obtained by the Company to make the disclosures contained herein. The Company is cooperating with the DOJ's investigation and is engaged in ongoing discussions with them regarding the allegations. The Company cannot presently predict the outcome of these matters, although management believes that the Company would have meritorious defenses if either the government decides to pursue the lawsuits or the former employee decides to do so without government participation.

The Environmental Protection Agency has informed TRW that it may issue one or more notices of violation to the Company under the Clean Air Act with respect to operations at the former Izumi Industries, Corporation, Inc. facility in Yaphank, New York, which operations TRW acquired in November, 1996. TRW could, upon such issuance, be liable for civil penalties and fines which, if imposed, are not expected to have a material effect on TRW's financial position.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

RESULTS OF OPERATIONS

(In millions except per share data)

                                                       First Quarter
                                               ----------------------------------
                                                                         Percent
                                               1997         1996         Inc(Dec)
                                               ----         ----         --------
Sales                                          $2,660       $2,514            6%
Operating Profit                                  244          200           22%
Earnings from Continuing Operations               119          103           16%
Fully Diluted Earnings Per Share -
  Continuing Operations                           .92          .76           21%
Effective Tax Rate                               38.7%        37.8%

The increase in sales resulted primarily from the acquisitions of the air bag and steering wheel operations of Magna International and Izumi Corporation, and from higher volume in the Automotive and Space and Defense segments. The higher operating profit was due to the acquisitions, continued cost-reduction efforts and higher sales volume in the Space and Defense segment partially offset by the effect of a strong U.S. dollar and lower pricing in the Automotive Segment.

First quarter 1996 earnings from continuing operations included a $12 million benefit from an insurance claim settlement primarily relating to previously divested businesses, offset by a $13 million noncash charge related to the initial application of Statement of Financial Accounting Standards (SFAS)
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Interest expense was $20 million for the first quarter of 1997, compared to $19 million for the first quarter of 1996.

Automotive
(In millions)

                                                     First Quarter
                                         ------------------------------------------
                                                                           Percent
                                          1997            1996             Inc(Dec)
                                          ----            ----             --------
Sales                                    $1,793          $1,681               7%
Operating Profit                         $  167          $  140              19%

The increase in sales and operating profit resulted primarily from the acquisitions of the air bag and steering wheel operations of Magna International and Izumi Corporation, and from higher volume in the air bag, seat belt, steering, and engine businesses. Partially offsetting the increase was the effect of a strong U.S. dollar and lower pricing, principally in the occupant restraint business. Operating profit in 1996 included a $15 million before tax charge related to the initial application of SFAS No. 121.

Space & Defense
(In millions)

                                                     First Quarter
                                           ---------------------------------------
                                                                          Percent
                                           1997           1996            Inc(Dec)
                                           ----           ----            --------
Sales                                      $867            $833               4%
Operating Profit                           $ 77            $ 60              27%

The sales and operating profit improvement was due primarily to strong program performance and the successful conversion of recent contract awards into revenue growth.

LIQUIDITY AND FINANCIAL POSITION

In the first quarter of 1997, cash flow provided by operating activities of $51 million, a net increase in debt of $222 million and a net increase of $25 million in other items, were used to fund business acquisitions of $415 million, capital expenditures of $99 million, reacquisition of common stock of $72 million and dividend payments of $39 million. As a result, cash and cash equivalents decreased by $327 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt less cash and cash equivalents) was $789 million at March 31, 1997, compared to $196 million at December 31, 1996. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) was 26 percent at March 31, 1997, compared to 8 percent at December 31, 1996.

During April, 1997, the Company issued $50 million in medium-term notes under its shelf registration statements. The notes were used to refinance short-term debt. After this issuance, $450 million remains available for borrowing under the Company's shelf registration statements.

During the first quarter of 1997, 1,470,200 shares of TRW Common Stock were repurchased for approximately $77 million, of which approximately $5 million was settled in April.

Management believes that funds generated from operations and existing borrowing capacity will be adequate to fund the Company's current share repurchase program and to support and finance planned growth, capital expenditures, company-sponsored research and development programs and dividend payments to shareholders.

OTHER MATTERS

During 1996, the Company was advised by the Department of Justice that it had been named as a defendant in two lawsuits brought by a former employee and filed under seal under the QUI TAM provisions of the civil False Claims Act. See "Other Contingencies" note in the Notes to Financial Statements for further information.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

The United States Environmental Protection Agency and the New York State Department of Environmental Conservation have informed TRW that either or both may issue one or more notices of violation to the Company or initiate administrative or judicial proceedings against the Company under the Clean Air Act with respect to operations at the former Izumi Industries, Corporation, Inc. facility in Yaphank, New York, which operations TRW acquired in November, 1996. TRW could, upon such issuance, be liable for civil penalties and fines and other relief which, if imposed, are not expected to have a material effect on TRW's financial position.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
(a)      Exhibits:

         3(a)     Amended Articles of Incorporation as amended May 5, 1997.

         11       Computation of Earnings Per Share -- Unaudited.

         27       Financial Data Schedule.

         99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-61711, filed August 10, 1995, and No. 33-42870, filed September 20, 1991).

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated February 5, 1997 as to a resolution adopted by the Directors of TRW regarding the Rights Agreement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRW Inc.

         Date:  May 13, 1997              By: /s/ Martin A. Coyle
                                              -------------------
                                              Martin A. Coyle
                                              Executive Vice President
                                              and Secretary

         Date:  May 13, 1997              By: /s/ Carl G. Miller
                                              ------------------
                                              Carl G. Miller
                                              Executive Vice President and
                                              Chief Financial Officer

                                    FORM 10-Q

                Quarterly Report for Quarter Ended March 31, 1997

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                  DESCRIPTION

3(a)     Amended Articles of Incorporation as amended May 5, 1997.

11       Computation of Earnings Per Share --Unaudited.

27       Financial Data Schedule.

99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-61711, filed August 10, 1995, and No. 33-42870, filed September 20, 1991).