Form 10-Q
period 1997-06-30
TRW INC
filed 1997-08-06
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to ____________________

              Commission file number        1-2384
                                     --------------------------------

                                 TRW Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                  34-0575430
---------------------------------------       ---------------------------
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

               As of August 1, 1997, there were 123,234,716 shares of
                TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Earnings (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------------
                                                       Second quarter ended                 Six months ended
                                                              June 30                            June 30
In millions except per share data                           1997          1996                1997        1996
--------------------------------------------------------------------------------------------------------------

Sales                                                     $2,852        $2,572             $5,512        $5,086
Cost of sales                                              2,318         2,093              4,496         4,144
---------------------------------------------------------------------------------------------------------------
Gross profit                                                 534           479              1,016           942


Administrative and selling expenses                          177           167                336           330
Research and development expenses                            117           105                223           205
Interest expense                                              17            20                 37            39
Other (income)expense-net                                      4            (1)                 6            15
---------------------------------------------------------------------------------------------------------------
Earnings from continuing operations
  before income taxes                                        219           188                414           353
Income taxes                                                  84            71                160           133
---------------------------------------------------------------------------------------------------------------
Earnings from continuing operations                          135           117                254           220
Discontinued operations                                        -            13                  -            27
---------------------------------------------------------------------------------------------------------------
Net earnings                                              $  135        $  130             $  254        $  247
---------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK

Fully diluted
     Continuing operations                                $ 1.05        $  .87             $ 1.97        $ 1.63
     Discontinued operations                                   -           .11                  -           .21
---------------------------------------------------------------------------------------------------------------
     Net earnings per share                               $ 1.05        $  .98             $ 1.97        $ 1.84
---------------------------------------------------------------------------------------------------------------
Primary
     Continuing operations                                $ 1.06        $  .88             $ 1.99        $ 1.64
     Discontinued operations                                   -           .10                  -           .21
---------------------------------------------------------------------------------------------------------------
     Net earnings per share                               $ 1.06        $  .98             $ 1.99        $ 1.85
---------------------------------------------------------------------------------------------------------------
Shares used in computing per share
  amounts
     Fully diluted                                         128.6         133.8              129.0         134.7
     Primary                                               126.7         132.9              127.5         133.6
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Dividends declared                                        $  .31        $ .275             $  .31        $ .275
---------------------------------------------------------------------------------------------------------------


Balance Sheets (unaudited)
TRW Inc. and subsidiaries

-------------------------------------------------------------------------------
                                                            June 30    December
In millions                                                    1997        1996
-------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                              $    83     $   386
     Accounts receivable                                      1,606       1,378
     Inventories                                                525         524
     Prepaid expenses                                            80          69
     Deferred income taxes                                      284         424
-------------------------------------------------------------------------------
Total current assets                                          2,578       2,781

Property, plant and equipment-on the basis of cost            6,116       5,880
     Less accumulated depreciation and amortization           3,498       3,400
-------------------------------------------------------------------------------
Total property, plant and equipment-net                       2,618       2,480

Intangible assets
     Intangibles arising from acquisitions                      517         258
     Other                                                       51          31
-------------------------------------------------------------------------------
                                                                568         289
     Less accumulated amortization                               87          78
-------------------------------------------------------------------------------

Total intangible assets-net                                     481         211
Other assets                                                    468         427
-------------------------------------------------------------------------------
                                                            $ 6,145     $ 5,899
-------------------------------------------------------------------------------


Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                        $   285     $    52
     Accounts payable                                           802         781
     Current portion of long-term debt                           79          72
     Other current liabilities                                1,257       1,252
-------------------------------------------------------------------------------
Total current liabilities                                     2,423       2,157

Long-term liabilities                                           776         767
Long-term debt                                                  498         458
Deferred income taxes                                           154         272

Minority interests in subsidiaries                              106          56

Capital stock                                                    77          81
Other capital                                                   448         437
Retained earnings                                             2,193       1,978
Cumulative translation adjustments                              (22)         47
Treasury shares-cost in excess of par value                    (508)       (354)
-------------------------------------------------------------------------------
Total shareholders' investment                                2,188       2,189
-------------------------------------------------------------------------------
                                                            $ 6,145     $ 5,899
-------------------------------------------------------------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

-------------------------------------------------------------------------------
                                                               Six months ended
                                                                     June 30
In millions                                                       1997     1996
-------------------------------------------------------------------------------

Operating activities
Net earnings                                                     $ 254    $ 247
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Discontinued operations                                        -       (11)
     Depreciation and amortization                                 247      221
     Deferred income taxes                                          17       (5)
     Other-net                                                       7        4
Changes in assets and liabilities, net of effects of
 businesses acquired or sold:
     Accounts receivable                                          (164)    (154)
     Inventories and prepaid expenses                               26       (2)
     Accounts payable and other accruals                           (19)      12
     Other-net                                                     (10)      (6)
-------------------------------------------------------------------------------
Net cash provided by operating activities                          358      306
-------------------------------------------------------------------------------

Investing activities
Capital expenditures                                              (228)    (176)
Acquisitions, net of cash acquired                                (415)      -
Other-net                                                           (7)      -
-------------------------------------------------------------------------------
Net cash used in investing activities                             (650)    (176)
-------------------------------------------------------------------------------

Financing activities
Increase in short-term debt                                        178       91
Proceeds from debt in excess of 90 days                             67       21
Principal payments on debt in excess of 90 days                    (24)     (44)
Reacquisition of common stock                                     (179)    (155)
Dividends paid                                                     (78)     (73)
Other-net                                                           29       34
-------------------------------------------------------------------------------
Net cash used in financing activities                               (7)    (126)
-------------------------------------------------------------------------------
Effect of exchange rate changes on cash                             (4)       1
-------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                  (303)       5
Cash and cash equivalents at beginning of period                   386       59
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                       $  83    $  64
-------------------------------------------------------------------------------

Results by Business Segments (unaudited)
TRW Inc. and subsidiaries

---------------------------------------------------------------------------------------------------------------------
                                                           Second quarter ended                    Six months ended
                                                                  June 30                               June 30
In millions                                                 1997            1996                 1997            1996
---------------------------------------------------------------------------------------------------------------------
Sales
Automotive                                               $ 1,876        $  1,700              $ 3,669        $  3,381
Space & Defense                                              976             872                1,843           1,705
---------------------------------------------------------------------------------------------------------------------
Sales                                                    $ 2,852        $  2,572              $ 5,512        $  5,086
---------------------------------------------------------------------------------------------------------------------


Operating profit
Automotive                                                 $ 181        $    170                $ 348        $    310
Space & Defense                                               82              64                  159             124
---------------------------------------------------------------------------------------------------------------------
Operating profit                                             263             234                  507             434
Company Staff and other                                      (24)            (25)                 (48)            (36)
Minority interest in earnings of                                                                  (11)
  consolidated subsidiaries                                   (5)             (3)                                  (6)
Interest expense                                             (17)            (20)                 (37)            (39)
Earnings from affiliates                                       2               2                    3               -
---------------------------------------------------------------------------------------------------------------------
Earnings from continuing operations before income
   taxes                                                   $ 219        $    188                $ 414       $     353
---------------------------------------------------------------------------------------------------------------------

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

Discontinued Operations
-----------------------

In September 1996, the Company sold substantially all of the businesses of its Information Systems and Services segment. The financial statements for the first six months of 1996 reflect as discontinued operations that segment's operating results of $27 million. Sales of the discontinued operations were $313 million for the first six months of 1996.

Acquisition
-----------

In February 1997, the Company completed its purchase of an eighty percent equity interest in the air bag and steering wheel business of Magna International. The purchase price of approximately $450 million has been tentatively allocated to the net assets acquired based on their fair values.

Inventories
-----------

Inventories consist of the following:
(In millions)

                                                   June 30          December 31
                                                      1997                 1996
                                                    ------                 -----
Finished products and work in process                 $280                 $295
Raw materials and supplies                             245                  229
                                                       ---                  ---
                                                      $525                 $524
                                                      ====                 ====

Long-Term Liabilities
---------------------

Long-term liabilities at June 30, 1997 and December 31, 1996, include $692 million and $681 million, respectively, relating to postretirement benefits other than pensions.

Other (Income)Expense-Net
-------------------------

Other (income)expense included the following:
(In millions)

                                                     Second quarter ended                      Six months ended
                                                           June 30                                 June 30
                                                   1997              1996                      1997          1996
                                              ----------------------------------         ------------------------
Other income                                      $ (12)            $ (12)                    $ (28)        $ (18)
Other expense                                        14                10                        30            30
Foreign currency translation                          2                 1                         4             3
                                                   ----              ----                       ---          ----
                                                  $   4            $   (1)                    $   6        $   15
                                                   ====              ======                    ====          =====


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in a $.03 and $.02 per share increase in primary earnings per share for the second quarter ended June 30, 1997 and June 30, 1996, respectively. There is an immaterial impact of Statement No. 128 on the calculation of fully diluted earnings per share for these quarters.

In April 1997, the number of authorized shares of TRW Common Stock was increased from 250,000,000 to 500,000,000 shares.

Supplemental Cash Flow Information
----------------------------------

                                                                                   Six months ended
(In millions)                                                                           June 30
                                                                       --------------------------------------
                                                                                   1997                 1996
                                                                                   ----                 ----
Interest paid (net of amount capitalized)                                          $ 36                 $ 30
Income taxes paid (net of refunds)                                                 $(22)                $136


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

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

RESULTS OF OPERATIONS

(In millions except per share data)

                                                                                            Six Months Ended
                                                  Second Quarter                                 June 30
                                      ---------------------------------------    ----------------------------------------
                                                              Percent                                     Percent
                                        1997        1996      Inc (Dec)            1997         1996      Inc (Dec)
                                        ----        ----      ---------            ----         ----      ---------

Sales                                 $2,852      $2,572           11%           $5,512       $5,086           8%
Operating Profit                      $  263      $  234           12%           $  507       $  434          17%
Earnings from Continuing Operations   $  135      $  117           15%           $  254       $  220          15%

Fully Diluted Earnings
  Per Share -
Continuing Operations                 $ 1.05      $  .87           21%           $ 1.97       $ 1.63          21%
Effective Tax Rate                     38.7%       37.8%                          38.7%        37.8%

The increase in sales for the second quarter and first six months of 1997 was primarily due to the sales contribution from the acquisitions of air bag and steering wheel operations, and from higher volume in the Automotive and Space and Defense segments. The sales increase was moderated by the effect of a strong U.S. dollar.

The higher operating profit was due to the acquisitions, continued cost-reduction efforts, and profit from the higher sales volume in the Automotive and Space and Defense segments, partially offset by the effect of lower pricing in the Automotive segment. Operating profit for the first six months of 1996 included a $15 million before tax charge related to the initial application of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Net earnings for the first six months of 1996 included a $12 million benefit from an insurance claim settlement primarily related to previously divested businesses, offset by a $13 million noncash charge related to the initial application of SFAS No. 121.

Interest expense was $37 million for the first six months of 1997 compared to $39 million for the first half of 1996. The decrease in interest expense was primarily due to lower foreign debt levels.

Automotive
(In millions)

                                                                                           Six Months Ended
                                           Second Quarter                                       June 30
                            ---------------------------------------------    ----------------------------------------------
                                                          Percent                                           Percent
                                 1997           1996      Inc (Dec)                1997           1996      Inc (Dec)
                                 ----           ----      ---------                ----           ----      ---------

Sales                          $1,876         $1,700         10%                 $3,669          $3,381          9%
Operating Profit               $  181         $  170          6%                 $  348          $  310         12%

The increase in sales for the second quarter and first six months of 1997 was primarily due to the sales contribution from the acquisitions of air bag and steering wheel operations, and from higher volume in the air bag, seat belt, and steering and engine component businesses. The sales increase was moderated by the effect of a strong U.S. dollar, as well as lower pricing, principally in the North American air bag business.

The higher operating profit for the second quarter and first six months of 1997 resulted from the acquisitions, higher sales volume, and continued cost-reduction efforts, partially offset by the effect of lower pricing. Operating profit for the first six months of 1996 included a $15 million before tax charge related to the initial adoption of SFAS No. 121.

Space & Defense
(In millions)

                                                                                              Six Months Ended
                                              Second Quarter                                      June 30
                               ---------------------------------------------    ---------------------------------------------
                                                            Percent                                          Percent
                                1997           1996         Inc (Dec)             1997           1996        Inc (Dec)
                                ----           ----         ---------             ----           ----        ---------

Sales                           $976           $872             12%             $1,843         $1,705            8%
Operating Profit                $ 82           $ 64             28%             $  159         $  124           28%

Sales and operating profit for the second quarter and first six months of 1997 increased primarily due to the successful conversion of recent contract awards into revenue growth as well as strong ongoing program performance.

LIQUIDITY AND FINANCIAL POSITION

In the first six months of 1997, cash flow provided by operating activities of $358 million, a net increase in debt of $221 million, and a net increase of $18 million in other items were used to fund business acquisitions of $415 million, capital expenditures of $228 million, reacquisition of common stock of $179 million, and dividend payments of $78 million. As a result, cash and cash equivalents decreased by $303 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt less cash and cash equivalents) was $779 million at June 30, 1997, compared to $196 million at December 31, 1996. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) at June 30, 1997 was 25 percent compared to 8 percent at December 31, 1996.

During July 1997, the Company issued $30 million in medium-term notes under its shelf registration statements. The notes were used to refinance short-term debt. After this issuance, $420 million remains available for borrowing under the Company's shelf registration statements.

During the second quarter of 1997, the company requested an amendment of the terms of its U.S. and multicurrency revolving credit agreements to extend the expiration date of the agreements from July 1, 2001 to July 1, 2002. Also, one additional bank will join the bank group providing the U.S revolving credit agreement and one additional bank will join the bank group providing the multicurrency revolving credit agreement. The amendment is expected to be executed in August 1997.

During the first six months of 1997, 3,529,133 shares of TRW Common Stock were repurchased for approximately $184 million, of which approximately $5 million was settled in July.

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

FORWARD-LOOKING STATEMENTS

Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company's actual results. Information regarding the important factors that could cause TRW's actual results to differ materially from the forward-looking statements contained in this filing can be found in TRW's reports filed with the Securities and Exchange Commission, including TRW's Form 8-K filed on May 20, 1997.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         The United States Environmental Protection Agency has issued a notice of violation to the Company under the Clean Air Act with respect to air emissions at the former Izumi Industries, Corporation, Inc. facility in Yaphank, New York, which TRW acquired in November, 1996. The New York State Department of Environmental Conservation has informed TRW that it may initiate administrative proceedings against the Company under the New York Environmental Conservation Law with respect to such emissions. TRW could be liable for civil penalties and fines and other relief with respect to such matters which, if imposed, are not expected to have a material effect on TRW's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------


(a)      The Company held its 1997 Annual Meeting of Shareholders on April 30,
         1997.


(b) Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected.


(c) J. T. Gorman was elected a Director of the Company with 113,750,268 votes for election, 842,557 votes withheld from voting and 11,135,498 shares not voted, including broker non-votes.


         P. S. Hellman was elected a Director of the Company with 113,840,404 votes for election, 752,421 votes withheld from voting and 11,135,498 shares not voted, including broker non-votes.


         K. N. Horn was elected a Director of the Company with 113,816,175 votes for election, 776,650 votes withheld from voting and 11,135,498 shares not voted, including broker non-votes.


         W. S. Kiser was elected a Director of the Company with 113,772,188 votes for election, 820,637 votes withheld from voting and 11,135,498 shares not voted, including broker non-votes.


         L. M. Martin was elected a Director of the Company with 113,783,860 votes for election, 808,965 votes withheld from voting and 11,135,498 shares not voted, including broker non-votes.

         A proposed amendment to the Amended Articles of Incorporation of the Company to increase the authorized number of shares of common stock was approved, with 99,967,773 votes for, 13,919,109 votes against, 705,943 votes abstaining and 11,135,498 shares not voted, including broker non-votes.


         The shareholders approved adoption of the 1997 TRW Long-Term Incentive Plan with 107,323,712 votes for, 6,453,659 votes against, 815,454 votes abstaining and 11,135,498 shares not voted, including broker non-votes.


         The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year with 113,945,826 votes for, 271,090 votes against, 375,909 votes abstaining and 11,135,498 shares not voted, including broker non-votes.


(d)      None.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits:

         10(a)    Letter Agreement dated February 25, 1997 between TRW Inc. and
                  M. A. Coyle.

         10(b) Amendment to Letter Agreement dated April 21, 1997 between TRW Inc. and M. A. Coyle.

         10(c) Consulting Agreement dated February 25,1997 between TRW Inc. and M. A. Coyle.

         10(d) Deferred Compensation Plan for Non-Employee Directors of TRW Inc. dated July 1, 1997.

         11       Computation of Earnings Per Share -- Unaudited.

         27       Financial Data Schedule.

         99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-61711, filed August 10, 1995, and No. 33-42870, filed September 20, 1991).

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated May 20, 1997 as to forward-looking statements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TRW Inc.



  Date:  August 6, 1997                  By: /s/ William B. Lawrence
                                             ------------------------------
                                                William B. Lawrence
                                                Executive Vice President and
                                                Secretary


  Date:  August 6, 1997                  By: /s/ Carl G. Miller
                                             ------------------------------
                                                Carl G. Miller
                                                Executive Vice President
                                                and Chief Financial Officer

                                    FORM 10-Q

                Quarterly Report for Quarter Ended June 30, 1997

                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.                          DESCRIPTION

10(a)               Letter Agreement dated February 25, 1997 between TRW Inc.
                    and M. A. Coyle.

10(b) Amendment to Letter Agreement dated April 21, 1997 between TRW Inc. and M. A. Coyle.

10(c) Consulting Agreement dated February 25, 1997 between TRW Inc. and M. A. Coyle.

10(d) Deferred Compensation Plan for Non-Employee Directors of TRW Inc. dated July 1, 1997.

11                  Computation of Earnings Per Share --Unaudited.

27                  Financial Data Schedule.

99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-61711, filed August 10, 1995, and No. 33-42870, filed September 20, 1991).