Form 10-Q
period 1997-09-30
TRW INC
filed 1997-10-20
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to __________

          Commission file number              1-2384
                                 ------------------------------------------

                                    TRW Inc.
     -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Ohio                                    34-0575430
   --------------------------------         -------------------------------
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


           As of September 30, 1997, there were 123,159,966 shares of TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------


Statements of Earnings (unaudited)
TRW Inc. and subsidiaries
-------------------------------------------------------------------------------------------------------------------
                                                          Third quarter ended              Nine months ended
                                                             September 30                     September 30
In millions except per share data                           1997       1996                 1997       1996
----------------------------------------------------------------------------------     ----------------------------

Sales                                                      $2,521       $2,320             $8,033        $7,406
Cost of sales                                               2,055        2,187              6,551         6,331
----------------------------------------------------------------------------------     ----------------------------
Gross profit                                                  466          133              1,482         1,075


Administrative and selling expenses                           165          157                501           487
Research and development expenses                             115          100                338           305
Interest expense                                               20           37                 57            76
Other (income)expense-net                                       -           57                  6            72
----------------------------------------------------------------------------------     ----------------------------
Earnings(loss) from continuing
  operations before income taxes                              166         (218)               580           135
Income taxes                                                   58          (72)               218            62
----------------------------------------------------------------------------------     ----------------------------
Earnings(loss) from continuing                                108         (146)               362            73
  operations
Discontinued operations:
  Earnings from operations                                      -           10                  -            38
  Gain on disposal                                              -          242                  -           242
----------------------------------------------------------------------------------     ----------------------------
Net earnings                                               $  108       $  106             $  362        $  353
----------------------------------------------------------------------------------     ----------------------------


----------------------------------------------------------------------------------     ----------------------------
PER SHARE OF COMMON STOCK
  Fully diluted
    Continuing operations                                  $  .85       $(1.10)            $ 2.82        $  .53
    Discontinued operations:
      Earnings from operations                                 -           .07                 -            .28
      Gain on disposal                                         -          1.82                 -           1.82
----------------------------------------------------------------------------------     ----------------------------
    Net earnings per share                                 $  .85       $  .79             $ 2.82        $ 2.63
----------------------------------------------------------------------------------     ----------------------------
  Primary
    Continuing operations                                  $  .86       $(1.13)            $ 2.85        $  .54
    Discontinued operations:
      Earnings from operations                                 -           .08                 -            .29
      Gain on disposal                                         -          1.86                 -           1.83
----------------------------------------------------------------------------------     ----------------------------
    Net earnings per share                                 $  .86       $  .81             $ 2.85        $ 2.66
----------------------------------------------------------------------------------     ----------------------------

----------------------------------------------------------------------------------     ----------------------------
Shares used in computing per share
  amounts
    Fully diluted                                           126.8        132.3              128.3         133.9
    Primary                                                 126.4        130.5              127.1         132.5
----------------------------------------------------------------------------------     ----------------------------


----------------------------------------------------------------------------------     ----------------------------
Dividends declared                                         $  .31       $ .275             $  .62        $  .55
----------------------------------------------------------------------------------     ----------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine months ended
                                                                                                      September 30
In millions                                                                                      1997              1996
----------------------------------------------------------------------------------------------------------------------------

Operating activities:
Net earnings                                                                                   $    362          $    353
Adjustments to reconcile net earnings to net cash
  provided by continuing operations:
    Discontinued operations                                                                           -              (280)
    Depreciation and amortization                                                                   366               327
    Deferred income taxes                                                                            21                38
    Other-net                                                                                         9                 4
Changes in assets and liabilities, net of effects of businesses acquired or sold:
    Accounts receivable                                                                             (66)             (143)
    Inventories and prepaid expenses                                                                (48)              (13)
    Accounts payable and other accruals                                                            (141)              143
    Other-net                                                                                        19               (69)
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                           522               360
----------------------------------------------------------------------------------------------------------------------------

Investing activities:
Capital expenditures                                                                               (361)             (276)
Proceeds from divestitures                                                                            -               965
Acquisitions, net of cash acquired                                                                 (415)                -
Other-net                                                                                           (34)               33
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                                (810)              722
----------------------------------------------------------------------------------------------------------------------------

Financing activities:
Increase(decrease) in short-term debt                                                               258               (54)
Proceeds from debt in excess of 90 days                                                             107                31
Principal payments on debt in excess of 90 days                                                     (37)              (76)
Reacquisition of common stock                                                                      (202)             (257)
Dividends paid                                                                                     (116)             (109)
Other-net                                                                                            37                45
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                                  47              (420)
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                              (9)               (1)
----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                   (250)              661
Cash and cash equivalents at beginning of period                                                    386                59
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $    136          $    720
----------------------------------------------------------------------------------------------------------------------------

Balance Sheets (unaudited)
TRW Inc. and subsidiaries
-------------------------------------------------------------------------------------------------------------------------------

                                                                                             September 30          December 31
In millions                                                                                      1997                  1996
-------------------------------------------------------------------------------------------------------------------------------

Assets
Current assets
  Cash and cash equivalents                                                                       $  136               $  386
  Accounts receivable                                                                              1,489                1,378
  Inventories                                                                                        578                  524
  Prepaid expenses                                                                                    91                   69
  Deferred income taxes                                                                              214                  424
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                               2,508                2,781

Property, plant and equipment-on the basis of cost                                                 6,114                5,880
  Less accumulated depreciation and amortization                                                   3,511                3,400
-------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment-net                                                            2,603                2,480

Intangible assets
  Intangibles arising from acquisitions                                                              517                  258
  Other                                                                                               56                   31
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                     573                  289
  Less accumulated amortization                                                                       90                   78
-------------------------------------------------------------------------------------------------------------------------------
Total intangible assets-net                                                                          483                  211
Other assets                                                                                         487                  427
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $6,081               $5,899
-------------------------------------------------------------------------------------------------------------------------------


Liabilities and shareholders' investment
Current liabilities
  Short-term debt                                                                                 $  364               $   52
  Accounts payable                                                                                   743                  781
  Current portion of long-term debt                                                                   70                   72
  Other current liabilities                                                                        1,217                1,252
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                          2,394                2,157

Long-term liabilities                                                                                731                  767
Long-term debt                                                                                       531                  458
Deferred income taxes                                                                                 95                  272

Minority interests in subsidiaries                                                                   105                   56

Capital stock                                                                                         77                   81
Other capital                                                                                        465                  437
Retained earnings                                                                                  2,264                1,978
Cumulative translation adjustments                                                                   (61)                  47
Treasury shares-cost in excess of par value                                                         (520)                (354)
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' investment                                                                     2,225                2,189
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                  $6,081               $5,899
-------------------------------------------------------------------------------------------------------------------------------

Results by Business Segments (unaudited)
TRW Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------------------------
                                                           Third quarter ended                  Nine months ended
                                                              September 30                         September 30
In millions                                                1997          1996                  1997           1996
---------------------------------------------------------------------------------------     --------------------------------

Sales
Automotive                                                $1,570        $1,500                 $5,239        $4,881
Space & Defense                                              951           820                  2,794         2,525
---------------------------------------------------------------------------------------     --------------------------------
Sales                                                     $2,521        $2,320                 $8,033        $7,406
---------------------------------------------------------------------------------------     --------------------------------



Operating profit(loss)
Automotive                                                $  136        $ (105)                $  485        $  205
Space & Defense                                               77           (48)                   235            76
---------------------------------------------------------------------------------------     --------------------------------
Operating profit(loss)                                       213          (153)                   720           281
Company Staff and other                                      (29)          (24)                   (77)          (59)
Minority interest in earnings of
  consolidated subsidiaries                                   (3)           (2)                   (14)           (9)
Interest expense                                             (20)          (37)                   (57)          (76)
Earnings(loss) from affiliates                                 5            (2)                     8            (2)
---------------------------------------------------------------------------------------     --------------------------------
Earnings(loss) from continuing
  operations before income taxes                          $  166        $ (218)                $  580        $  135
---------------------------------------------------------------------------------------     --------------------------------

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

Environmental Costs
-------------------

During the first quarter of 1997, the Company adopted the provisions of AICPA Statement of Position (SOP) 96-1, Environmental Remediation Liabilities. There was no financial statement effect of the adoption as the Company's previous method of accounting for environmental costs was in accordance with SOP 96-1.

Discontinued Operations
-----------------------

In September 1996, the Company sold substantially all of the businesses of its Information Systems and Services segment. Net proceeds of approximately $965 million in cash resulted in a gain of $468 million ($242 million after tax, $1.82 per share). The financial statements reflect as discontinued operations for all periods presented that segment's operating results as well as the related transaction gain. Sales of the discontinued operations were $140 million and $453 million for the third quarter and first nine months of 1996, respectively.

Special Charges
---------------

In the third quarter of 1996, the Company recorded a before-tax charge of $365 million ($233 million after tax or $1.76 per share) for actions taken in the automotive and space and defense businesses.

The components of the charge included plant closure and severance costs of $102 million, contract reserves of $99 million, litigation and warranty expenses of $94 million, asset write-downs of $53 million and other items of $17 million.

The charges are included in the Statement of Earnings for 1996 as follows: $289 million included in cost of sales; $18 million included in interest expense; and $58 million included in other(income) expense-net.

Acquisition
-----------

In February 1997, the Company completed its purchase of an eighty percent equity interest in the air bag and steering wheel business of Magna International. The purchase price of approximately $450 million has been tentatively allocated to the net assets acquired based on their fair values.

Inventories
-----------

Inventories consist of the following:
(In millions)

                                               September 30        December 31
                                                       1997               1996
                                                       ----               ----

Finished products and work in process                  $300               $295
Raw materials and supplies                              278                229
                                                        ---                ---
                                                       $578               $524
                                                        ===                ===

Long-Term Liabilities
---------------------

Long-term liabilities at September 30, 1997 and December 31, 1996, include $654 million and $681 million, respectively, relating to postretirement benefits other than pensions.

Other (Income)Expense-Net
-------------------------

Other (income)expense included the following:
(In millions)

                                                     Third quarter ended                      Nine months ended
                                                         September 30                            September 30
                                                   1997              1996                      1997          1996
                                              ----------------- -----------------         ------------- -------------
Other income                                      $ (19)            $ (17)                    $ (47)        $ (36)
Other expense                                        18                73                        48           104
Foreign currency translation                          1                 1                         5             4
                                                   ----              ----                       ---          ----
                                                  $   -            $   57                      $  6        $   72
                                                   ====             =====                       ===         =====

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is an immaterial impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for the third quarter and first nine months of 1997 and 1996.

In April 1997, the number of authorized shares of TRW Common Stock was increased from 250,000,000 to 500,000,000 shares.


Supplemental Cash Flow Information
----------------------------------

                                                     Nine months ended
(In millions)                                          September 30
                                              ----------------------------------
                                                  1997                 1996
                                                  ----                 ----

Interest paid (net of amount capitalized)          $56                 $ 75
Income taxes paid (net of refunds)                 $36                 $214

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

TRW Vehicle Safety Systems Inc. ("VSSI") has reported to the Arizona Department of Environmental Quality ("ADEQ") potential violations of the Arizona hazardous waste law at its Queen Creek, Arizona facility for failure properly to label and dispose of waste water that might be classified as hazardous waste. ADEQ is conducting an investigation into these potential violations and VSSI is cooperating with the investigation. If ADEQ initiates proceedings against VSSI with respect to such matters, VSSI could be liable for penalties and fines and other relief. Management is unable to make a meaningful estimate of the amount or range of possible liability at this time.

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

Item 2.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------


RESULTS OF OPERATIONS

(In millions except per share data)
                                                                                      Nine Months Ended
                                                     Third Quarter                       September 30
                                             ------------------------------       ---------------------------

                                              1997            1996                   1997          1996
                                              ----            ----                   ----          ----

Sales                                        $2,521         $2,320                 $8,033        $7,406
Operating profit (loss)                      $  213         $ (153)                $  720        $  281
Earnings (loss) from
 continuing operations                       $  108         $ (146)                $  362        $   73
Earnings from discontinued
 operations                                       -         $  252                      -        $  280
Fully diluted earnings
 per share                                   $  .85         $  .79                 $ 2.82        $ 2.63
Effective tax rate on
 continuing operations                         34.4%          33.0%                  37.5%         45.9%

The increase in sales for the third quarter and first nine months of 1997 was primarily due to the sales contribution from acquisitions and from higher volume in the Automotive and Space and Defense segments. The sales increase was moderated by the effect of a strong U.S. dollar.

The higher operating profit was due to the acquisitions, continued cost-reduction efforts, and profit from the higher sales volume in the Automotive and Space and Defense segments, partially offset by the effect of lower pricing in the Automotive segment. Operating profit (loss) for the third quarter and first nine months of 1996 included a before-tax charge of $344 million for actions taken in the automotive and space and defense businesses. See "Special Charges" note in the Notes to Financial Statements for further information. Operating profit for the first nine months of 1996 included a $15 million before tax charge related to the initial application of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Earnings(loss) from continuing operations for the first nine months of 1996 included a $12 million benefit from an insurance claim settlement primarily related to previously divested businesses, offset by a $13 million noncash charge related to the initial application of SFAS No. 121.

Earnings from discontinued operations includes the earnings from operations and the gain on the third quarter sale of substantially all of the businesses in the Information Systems and Services segment. See the "Discontinued Operations" note in the Notes to Financial Statements for further information.

Interest expense was $57 million for the first nine months of 1997 compared to $76 million for the first nine months of 1996. Third quarter 1996 interest expense included $18 million related to the interest component of a litigation settlement.

The reduction in the third quarter effective tax rate was primarily attributable to federal and state tax incentives and the tax benefit from the realignment of certain foreign operations.


Automotive
(In millions)

                                                                                           Nine Months Ended
                                             Third Quarter                                   September 30
                               ------------------------------------------    ----------------------------------------------
                                                             Percent                                         Percent
                                    1997            1996     Inc(Dec)                1997           1996     Inc(Dec)
                                    ----            ----     --------                ----           ----     --------

Sales                             $1,570        $1,500           5%               $5,239          $4,881         7%
Operating profit
 (loss)as reported                $  136        $ (105)                           $  485          $  205
Special charges                        -        $  235                                 -          $  235
                                --------         -----                          --------           -----
Adjusted operating
 profit                           $  136        $  130           5%               $  485          $  440        10%

The increase in sales for the third quarter and first nine months of 1997 was primarily due to the sales contribution from the acquisitions of airbag and steering wheel operations and from higher volume in the air bag, seat belt, steering and engine component businesses. The sales increase was moderated by the effect of a strong U.S. dollar, as well as lower pricing.

The higher operating profit for the third quarter and first nine months of 1997 resulted from the acquisitions, higher sales volume, and continued cost-reduction efforts, partially offset by the effect of lower pricing and the effect of a strong U.S. dollar. Operating profit for the first nine months of 1996 included a $15 million before-tax charge related to the initial adoption of SFAS No. 121.

Special charges recorded during the third quarter of 1996 related to reconfiguration of manufacturing plants, litigation and warranty expenses and asset write-downs. See "Special Charges" note in the Notes to Financial Statements for further information.

Space & Defense
(In millions)

                                                                                             Nine Months Ended
                                              Third Quarter                                     September 30
                               ---------------------------------------------    ---------------------------------------------
                                                            Percent                                          Percent
                                1997          1996          Inc (Dec)             1997           1996        Inc (Dec)
                                ----          ----          ---------             ----           ----        ---------

Sales                           $951          $820              16%             $2,794         $2,525           11%
Operating profit
(loss)                          $ 77          $(48)            260%             $  235         $   76          209%

Sales and operating profit for the third quarter and first nine months of 1997 increased primarily due to the successful conversion of recent contract awards into revenue growth as well as strong ongoing program performance.

Operating profit(loss) for the third quarter and first nine months of 1996 includes charges for certain contract reserves. Excluding these charges, operating profit was $61 million and $185 million for the third quarter and first nine months of 1996, respectively.

LIQUIDITY AND FINANCIAL POSITION

In the first nine months of 1997, cash flow provided by operating activities of $522 million, a net increase in debt of $328 million, and a net decrease of $6 million in other items were used to fund business acquisitions of $415 million, capital expenditures of $361 million, reacquisition of common stock of $202 million, and dividend payments of $116 million. As a result, cash and cash equivalents decreased by $250 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt less cash and cash equivalents) was $829 million at September 30, 1997, compared to $196 million at December 31, 1996. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) at September 30, 1997 was 26 percent compared to 8 percent at December 31, 1996.

During the first nine months of 1997, the Company issued $80 million in medium-term notes under its shelf registration statements. The notes were used to refinance short-term debt. After this issuance, $420 million remains available for borrowing under the Company's shelf registration statements.

During the first nine months of 1997, the Company amended the terms of its U.S. and multicurrency revolving credit agreements to extend the expiration date of the agreements from July 1, 2001 to July 1, 2002. Also, one additional bank joined the bank group providing the U.S. revolving credit agreement and one additional bank joined the bank group providing the multicurrency revolving credit agreement.

During the first nine months of 1997, 3.8 million shares of TRW Common Stock were repurchased for approximately $202 million.

Implementation of the Odyssey program has gone more slowly than anticipated, due to the delays in attracting the necessary financial investors. However, we are continuing to explore a variety of options, including attracting new investors, and are considering strategic alternatives for capitalizing on our technology.

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

TRW Vehicle Safety Systems Inc. ("VSSI") has reported to the Arizona Department of Environmental Quality ("ADEQ") potential violations of the Arizona hazardous waste law at its Queen Creek, Arizona facility for failure properly to label and dispose of waste water that might be classified as hazardous waste. ADEQ is conducting an investigation into these potential violations and VSSI is cooperating with the investigation. If ADEQ initiates proceedings against VSSI with respect to such matters, VSSI could be liable for penalties and fines and other relief. Management is unable to make a meaningful estimate of the amount or range of possible liability at this time.

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

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         On July 21, 1997, the United States Environmental Protection Agency ("EPA") issued a notice of violation to the Company under the Clean Air Act with respect to air emissions at the former Izumi Industries, Corporation, Inc. facility in Yaphank, New York. TRW acquired this facility in November 1996. On August 15, 1997, the New York State Department of Environmental Conservation ("DEC") commenced an administrative enforcement action against the Company under the New York Environmental Conservation Law with respect to such emissions. On September 11, 1997, the Company agreed to an Order of Consent with the DEC, pursuant to which the Company has paid a $300,000 civil penalty to the DEC and has initiated certain specified actions to bring the facility into compliance with applicable regulatory standards relating to air emissions. These matters are not expected to have a material effect on TRW's financial position. TRW is seeking reimbursement from Izumi Industries, Corporation, Inc. for the costs arising from such Order of Consent.

         TRW Vehicle Safety Systems Inc. ("VSSI") has reported to the Arizona Department of Environmental Quality ("ADEQ") potential violations of the Arizona hazardous waste law at its Queen Creek, Arizona facility for failure properly to label and dispose of waste water that might be classified as hazardous waste. ADEQ is conducting an investigation into these potential violations and VSSI is cooperating with the investigation. If ADEQ initiates proceedings against VSSI with respect to such matters, VSSI could be liable for penalties and fines and other relief. Management is unable to make a meaningful estimate of the amount or range of possible liability at this time.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits:

         10(a) Amendment to Multi-Year Revolving Credit Agreement (as amended and restated as of May 8, 1996), dated as of August 7, 1997 among TRW Inc. and various financial institutions.

         10(b) Consulting Agreement dated September 18, 1997 between TRW Inc. and G. H. Heilmeier.

         11       Computation of Earnings Per Share -- Unaudited.

         27       Financial Data Schedule.

         99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-61711, filed August 10, 1995, and No. 33-42870, filed September 20, 1991).

(b)      Reports on Form 8-K:

         None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TRW Inc.



         Date:  October 20, 1997             By: /s/ William B. Lawrence
                                                 -----------------------------
                                                    William B. Lawrence
                                                    Executive Vice President and
                                                    Secretary


         Date:  October 20, 1997             By: /s/ Carl G. Miller
                                                 ------------------------
                                                    Carl G. Miller
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                    FORM 10-Q

              Quarterly Report for Quarter Ended September 30, 1997



                                  EXHIBIT INDEX
                                  -------------



EXHIBIT NO.                          DESCRIPTION


10(a) Amendment to Multi-Year Revolving Credit Agreement (as amended and restated as of May 8, 1996), dated as of August 7, 1997 among TRW Inc. and various financial institutions.

10(b)             Consulting Agreement dated September 18, 1997 between TRW Inc.
                  and G. H. Heilmeier.

11                Computation of Earnings Per Share --Unaudited.

27                Financial Data Schedule.

99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-61711, filed August 10, 1995, and No. 33-42870, filed September 20, 1991).