Form 10-K
period 1997-12-31
TRW INC
filed 1998-03-23
CIK 100030

                                                                             TRW

1997

SEC FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                    ON WHICH REGISTERED
           -------------------                   ---------------------
 Common Stock, par value $0.625 per share     New York Stock Exchange
                                              Chicago Stock Exchange
                                              Pacific Exchange
                                              Philadelphia Stock Exchange
 Rights to Purchase Cumulative Redeemable     New York Stock Exchange
   Serial Preference Stock II, Series 4       Chicago Stock Exchange
                                              Pacific Exchange
                                              Philadelphia Stock Exchange
 Cumulative Serial Preference Stock II,       New York Stock Exchange
   $4.40 Convertible Series 1
 Cumulative Serial Preference Stock II,       New York Stock Exchange
   $4.50 Convertible Series 3

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

                                                                Yes  X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     [  ]

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $6,462,102,553 as of February 27, 1998. This amount was computed on the basis of the closing price of the registrant's voting securities included in the NYSE-Composite Transactions report for such date, as published in the Midwest edition of The Wall Street Journal.

As of February 27, 1998 there were 122,687,501 shares of TRW Common Stock, $0.625 par value, outstanding.

The following documents have been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement dated March 16, 1998               Part III
TRW Annual Report to Security Holders for the year
  ended December 31, 1997                              Parts I, II and IV

                                    TRW INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1997

                                                                                   PAGE
PART I                                                                             ----
Item 1.   Business................................................................   1

Item 2.   Properties..............................................................   6

Item 3.   Legal Proceedings.......................................................   6

Item 4.   Submission of Matters to a Vote of Security Holders.....................   7

Executive Officers of the Registrant..............................................   7

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...   8

Item 6.   Selected Financial Data.................................................   9

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations.........................................................   9

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..............   9

Item 8.   Financial Statements and Supplementary Data.............................   9

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..................................................   9

PART III
Item 10.  Directors and Executive Officers of the Registrant......................  10

Item 11.  Executive Compensation..................................................  10

Item 12.  Security Ownership of Certain Beneficial Owners and Management..........  10

Item 13.  Certain Relationships and Related Transactions..........................  10

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  10

                                     PART I

ITEM 1.  BUSINESS

                 INDUSTRY SEGMENTS AND PRODUCT CLASSIFICATIONS

     TRW is an international company that provides advanced technology products and services. The principal businesses of TRW and its subsidiaries are the design, manufacture and sale of products and the performance of systems engineering, research and technical services for industry and the United States Government in two industry segments: Automotive and Space, Defense & Information Systems. TRW's principal products and services include automotive systems and components; spacecraft; software and systems engineering support services; and electronic systems, equipment and services. In 1996, TRW completed the sale of substantially all the businesses comprising its Information Systems & Services segment. TRW was incorporated under the laws of Ohio on June 17, 1916. As used herein the terms "TRW" and the "Company" refer to TRW Inc. or to TRW Inc. and its subsidiaries or to a subsidiary of TRW Inc.

     On December 29, 1997, the Company acquired BDM International, Inc. ("BDM") for cash of $880 million plus assumed net debt of $85 million. BDM is a multinational information technology company based in McLean, Virginia that provides systems integration and computer services to public sector and commercial customers. The results of operations have been included in the financial information set forth herein from the date of acquisition. The acquisition was accounted for by the purchase method; accordingly, the purchase price has been allocated to the net assets acquired based on their estimated fair values and to costs for certain restructuring actions to be completed in 1998. A $548 million earnings charge related to purchased in-process research and development with no tax benefit was recognized at the date of acquisition. BDM had total assets of approximately $660 million as of December 31, 1997 and revenues of approximately $1 billion for the year ended December 31, 1997. BDM employs approximately 9,000 people in 110 locations worldwide. The acquisition complements the Company's existing systems integration and information technology business. The acquisition of BDM was effectuated through a cash tender offer for all the outstanding shares of common stock of BDM followed by a merger in which BDM became a wholly-owned subsidiary of the Company. For reporting purposes, BDM is included in the re-named Space, Defense & Information Systems segment.

     On December 17, 1997, the Company agreed to acquire 1,500,000 shares, or approximately seven percent of the outstanding shares, of ICO Global Communications (Holdings) Limited ("ICO") for approximately $50 million. The Company and ICO also cross licensed certain patent rights related to their proposed global telecommunications systems and dismissed legal proceedings related to the patents. ICO paid TRW $25 million in January 1998 and will pay an additional $25 million by mid-1999. The Company has discontinued efforts related to its Odyssey project, a satellite-based personal communications system.

     In February 1997, TRW purchased from Magna International Inc. ("Magna") an 80 percent equity interest in MST Automotive GmbH Automobil-Sicherheitstechnik ("MST"), a European supplier of air bag modules, steering wheels and related automotive components, and Temic Bayern-Chemie Airbag GmbH ("TBCA"), a European supplier of air bag inflators and propellants and related automotive components, for a cost of approximately U.S. $465 million. The Company and Magna also formed a strategic alliance for the design, development and production of automotive products for the global market. In January 1998, the Company acquired the remaining 20 percent equity interest in MST and TBCA.

AUTOMOTIVE

     TRW's Automotive segment designs, manufactures and sells a broad range of steering, suspension, engine, safety, engineered fastening, electronic, electromechanical and other components and systems for passenger cars and commercial vehicles, including trucks, buses, farm machinery and off-highway vehicles. These products include occupant safety systems such as seat belt systems and inflatable restraint systems, sensors, steering wheels, manual and power steering gears, engine valves and valve train components, suspension components, electronic monitoring and control systems, electromechanical assemblies, fasteners, stud welding systems and other components.

     The products included in this industry segment are sold primarily to automotive original equipment manufacturers. In addition, TRW sells its automotive components for use as aftermarket parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

SPACE, DEFENSE & INFORMATION SYSTEMS

     TRW's Space, Defense & Information Systems segment includes spacecraft, software and systems engineering and integration support services and electronic systems, equipment and services.

     The Company's spacecraft activities include the design and manufacture of spacecraft equipment, propulsion subsystems, electro-optical and instrument systems, spacecraft payloads, high-energy lasers and laser technology and other high-reliability components. TRW's software and systems engineering and integration support services are in the fields of command and control, security for defense and nondefense applications, modeling and simulation, training, telecommunications, counterterrorism, undersea surveillance, antisubmarine warfare and other high-technology space and defense mission support systems, management of radioactive waste, automated fingerprint matching, upgrading of the nation's air traffic control program and other civilian applications. The Company's electronic systems, equipment and services include the design and manufacture of communications systems, avionics systems, commercial telecommunications and other electronic technologies for space, defense and selected commercial applications. The Company's information technology systems, products and services are in the areas of defense, health and human safety and welfare, integrated supply chain, warehousing, logistics, criminal justice, tax systems modernization and financial reporting applications for government and commercial customers.

     Products and services in this industry segment are sold and distributed principally to the United States Government, agencies of the United States Government, state, local and foreign governments and government agencies and commercial customers. TRW's spacecraft business involves the sale to the United States Government of subsystems and components for space propulsion and unmanned spacecraft for defense, scientific research and communications purposes. TRW is currently participating in a number of spacecraft programs. Software and systems engineering and integration support services are sold primarily to the United States Government defense agencies and to Federal civilian and other state and local governmental agencies. These services include a wide variety of computer software systems and analytical services for space and defense, air traffic control, and advanced communication and data retrieval applications. Sales to the United States Government of electronic systems, equipment and services consist of systems and subsystems for defense and space applications, including communications, command and control, guidance, navigation, electric power, sensing and electronic display equipment. Information technology systems, products and services are sold primarily to the United States Government, agencies of the United States Government, state, local and foreign governments and government agencies and commercial customers. While classified projects are not discussed herein, the operating results relating to classified projects are included in the Company's consolidated financial statements, and the business risks associated with such projects do not differ materially from those of other projects for the United States Government.

     TRW also performs diverse testing and general research projects in many of the technical disciplines related to its space, defense and information systems products and services under both private and United States Government contracts, including several advanced defense system projects.

                          RESULTS BY INDUSTRY SEGMENT

     Reference is made to the information relating to the Company's industry segments, including sales, operating profit and identifiable assets attributable to each segment for each of the years 1995 through 1997, presented under the note entitled "Industry Segments" in the Notes to Financial Statements on pages 52 and 53 of the TRW 1997 Annual Report. Such information is incorporated herein by reference.

                        FOREIGN AND DOMESTIC OPERATIONS

     TRW manufactures products or has facilities in 30 countries throughout the world. TRW's operations outside the United States are in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Egypt, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Oman, Poland, Portugal, Saudi Arabia, South Africa, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey and the United Kingdom. TRW also exports products manufactured by it in the United States. Such export sales accounted for 7% of total sales during 1997, 8% of total sales during 1996 and 9% of total sales during 1995, or $732 million, $764 million and $813 million, respectively.

     TRW's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, customary exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, exposure to possible expropriation or other government actions, unsettled political conditions and foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons. Most of the identifiable assets associated with TRW's foreign operations are located in countries where the Company believes such risks to be minimal. Recent economic conditions in the Asia Pacific region and South America have had a negative impact on the Company's operations. Uncertainty regarding future economic conditions in these regions could result in continued negative impacts in 1998 that are not expected to be material.

     Reference is made to the information relating to the dollar amounts of sales, operating profit and identifiable assets by geographic area for each of the years 1995 through 1997 presented under the note entitled "Geographic Segments" in the Notes to Financial Statements on page 54 of the TRW 1997 Annual Report. Such information is incorporated herein by reference.

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

     TRW competes for contracts covering a variety of United States Government projects and programs, principally in the Space, Defense & Information Systems segment of its business. Such competition is based primarily on technical ability, product quality and price. TRW's competitors for United States Government contracts typically are large, technically-competent firms with substantial assets, some of which have become considerably larger.

CUSTOMERS

     Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, constituted 33% of TRW's total sales for 1997, 32% for 1996 and 30% for 1995, or $3,523 million, $3,121 million and $2,890 million, respectively. Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, represented 93% of the sales of the Space, Defense & Information Systems segment in 1997, 93% in 1996 and 93% in 1995, or $3,523 million, $3,120 million and $2,887 million, respectively.

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

     Other than the United States Government, TRW's largest customers (determined by including sales to their affiliates throughout the world but excluding sales to such customers or their affiliates that ultimately result in sales to the United States Government) are Ford Motor Company, Volkswagen AG and Chrysler Corporation. Such sales by TRW's Automotive segment to Ford, Volkswagen and Chrysler, and their respective subsidiaries, during 1997 accounted for 21%, 12% and 9%, respectively, of sales of the Automotive segment, compared to 23%, 10% and 10%, respectively, during 1996 and 23%, 10% and 9%, respectively, during 1995. Such sales by TRW's Automotive segment to Ford and its subsidiaries accounted for 14% of TRW's total sales for 1997, 15% for 1996 and 15% for 1995, or $1,469 million, $1,470 million and $1,474 million, respectively.

BACKLOG

     The backlog of orders for TRW's domestic operations, without options, at December 31, 1997 and December 31, 1996 is estimated to have been approximately $6,025 million and $5,285 million, respectively, of which it is estimated that, directly or indirectly, United States Government business accounted for approximately $5,469 million and

$4,631 million, respectively. Reported backlog at the end of 1997 does not include approximately $3.6 billion of negotiated and priced, but unexercised, options for defense and non-defense programs. Unexercised options at the end of 1996 were valued at $2.9 billion. The exercise of options is at the discretion of the customer, and as in the case of Government contracts generally, dependent on future government funding. Of the total domestic backlog at December 31, 1997 and at December 31, 1996, 96% and 95%, respectively, were attributable to the Space, Defense & Information Systems segment, and substantially all of the backlog attributable to United States Government business related to that segment.

     The determination of TRW's backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature. A substantial portion of the variations in TRW's estimated backlog in recent years is attributable to the timing of the award and performance of United States Government and certain other contracts. Subject to various qualifications, including those set forth herein, and assuming no terminations, cancellations or changes and completion of orders in the normal course, TRW has estimated that approximately 54% of the December 31, 1997 backlog will be delivered in 1998, 29% in 1999 and 17% thereafter.

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

RESEARCH AND DEVELOPMENT

     Research and development costs totaled $2,136 million, $1,997 million and $1,891 million in 1997, 1996 and 1995, respectively, of which customer-funded research and development was $1,501 million in 1997, $1,425 million in 1996 and $1,360 million in 1995. Company-funded research and development costs, which included research and development for commercial products, independent research and development and bid and proposal work related to government products and services, totaled $461 million in 1997, $412 million in 1996 and $392 million in 1995. A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts. Company-funded product development costs, including engineering and field support for new customer requirements, were $174 million in 1997, $160 million in 1996 and $139 million in 1995. The 1997 amounts exclude the $548 million charge for purchased in-process research and development.

EMPLOYEES

     At December 31, 1997, TRW had approximately 79,700 employees, of whom approximately 40,100 were employed in the United States.

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

ENVIRONMENTAL REGULATIONS

     Federal, state and local requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had and will continue to have an effect on TRW and its operations. The Company has made and continues to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. The Company is conducting a number of environmental investigations and remedial actions at current and former Company locations to comply with various federal, state and local laws and, along with other companies, has been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to the Company. A reserve estimate reflecting cost ranges is established using standard engineering cost estimating techniques for each matter for which sufficient information is available. In the determination of cost ranges, consideration is given to the professional judgment of the Company's environmental engineers in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 1997, the Company had reserves for environmental matters of $71 million. The Company aggressively pursues reimbursement for environmental costs from its insurance carriers. Insurance recoveries are recorded as a reduction of environmental costs when fixed and determinable. The Company does not believe that compliance with environmental protection laws and regulations will have a material effect upon its capital expenditures or competitive position, and TRW's capital expenditures for environmental control facilities during 1998 and 1999 are not expected to be material to the Company. The Company believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on the Company's earnings. However, the Company cannot predict the effect on the Company's earnings of expenditures for aspects of certain matters for which there is insufficient information. See also "Legal Proceedings" below. In addition, the Company cannot predict the effect on the Company's earnings of compliance with environmental laws and regulations with respect to currently unknown environmental matters or the possible effect on the Company's earnings of compliance with environmental requirements imposed in the future.

CAPITAL EXPENDITURES

     During the five years ended December 31, 1997, TRW's capital expenditures and the net book value of its assets retired or sold were:

                                                                        (IN MILLIONS)
                                                    -----------------------------------------------------
                                                           CAPITAL EXPENDITURES
                                                    -----------------------------------
                                                        LAND,                                 NET BOOK
                                                      BUILDINGS      MACHINERY                VALUE OF
                       YEAR ENDED                   AND LEASEHOLD       AND                ASSETS RETIRED
                      DECEMBER 31,                  IMPROVEMENTS     EQUIPMENT    TOTAL       OR SOLD
                      ------------                  -------------    ---------    -----    --------------
           1997...................................       $86           $463       $549          $54
           1996...................................        76            424        500           29
           1995...................................        74            392        466           21
           1994...................................        92            396        488           19
           1993...................................        73            386        459           47

     On an industry segment basis, capital expenditures during 1997 and 1996 were as follows: Automotive, $390 million and $342 million, respectively; and Space, Defense & Information Systems, $156 million and $157 million, respectively. Of total capital expenditures, 56% in 1997 and 59% in 1996 were invested in the United States.

ITEM 2.  PROPERTIES

     TRW's operations include numerous manufacturing, research and development and warehousing facilities. TRW owns or leases principal facilities located in 27 states plus the District of Columbia in the United States and in 29 other countries. Approximately 43% of the principal domestic facilities are used by the Automotive segment and 57% are used by the Space, Defense & Information Systems segment. A substantial majority of the foreign facilities is used by the Automotive segment.

     The Company also owns or leases certain smaller research and development properties and administrative, marketing, sales and office facilities throughout the United States and in various parts of the world. In addition, TRW operates facilities on property owned directly or indirectly by the United States Government. The Company owns its world headquarters in Lyndhurst, Ohio and the headquarters for its Space & Electronics Group in Redondo Beach, California.

     In the opinion of management, the Company's facilities are generally well maintained and are suitable and adequate for their intended use.

     Reference is made to the information concerning long-term rental obligations under operating leases presented under the note entitled "Lease Commitments" in the Notes to Financial Statements on page 48 of the TRW 1997 Annual Report. Such information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

     During 1996, the Company was advised by the Department of Justice ("DOJ") that it had been named as a defendant in two lawsuits brought by Richard D. Bagley, a former employee of the Company's former Space & Technology Group, and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the QUI TAM provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, Bagley filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, cost and "other proper relief." The Company cannot presently predict the outcome of these matters, although management believes that the Company has meritorious defenses.

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

     TRW Vehicle Safety Systems Inc., a wholly-owned subsidiary of the Company, has reported to the Arizona Department of Environmental Quality ("ADEQ") potential violations of the Arizona hazardous waste law at its Queen Creek, Arizona facility for the possible failure to properly label and dispose of wastewater that might be classified as hazardous waste. ADEQ is conducting an investigation into these potential violations and the Company is cooperating with the investigation. If ADEQ initiates proceedings against the Company with respect to such matters, the Company could be liable for penalties and fines and other relief. The Company has been apprised by state and federal officials that there are ongoing civil and criminal investigations with respect to these potential violations. Management is currently evaluating this matter and is unable to make a meaningful estimate of the amount or range of possible liability, if any, at this time, although management believes that the Company would have meritorious defenses.

     On July 21, 1997, the United States Environmental Protection Agency ("EPA") issued a notice of violation to the Company under the Clean Air Act with respect to air emissions at the former Izumi Industries, Corporation, Inc. facility in Yaphank, New York. TRW acquired this facility in November 1996. The EPA informed TRW that the New York State Department of Environmental Conservation ("DEC") would be the lead agency in this action. On August 15, 1997, the DEC commenced an administrative enforcement action against the Company under the New York Environmental Conservation Law with respect to such emissions. On September 11, 1997, the Company agreed to an Order of Consent with the DEC, pursuant to which the Company has paid a $300,000 civil penalty to the DEC and has initiated certain specified actions to bring the facility into compliance with applicable regulatory standards relating to air emissions. These matters are not expected to have a material effect on TRW's financial position. TRW is seeking reimbursement from Izumi Industries, Corporation, Inc. for the costs arising from such Order of Consent.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The names and ages of, and the positions and offices held by, each person designated an executive officer of the Company as of March 20, 1998, together with the offices held by each such person during the last five years, are listed below. For purposes hereof, the term "executive officer" includes the Chairman of the Board, the President, each Vice President in charge of a principal business function and any other officer who performs a policy-making function for the Company. Each executive officer is elected annually and, unless the executive officer resigns or terminates employment with the Company or is removed from office by action of the Company's Directors, will hold office for the ensuing year or until a successor is elected in accordance with the Company's Regulations. None of the Company's executive officers has a family relationship to any other executive officer.

                                          POSITIONS AND BUSINESS EXPERIENCE
     NAME           AGE                      DURING THE PAST FIVE YEARS
     ----           ---                   ---------------------------------
B. Blankenstein     59         Executive Vice President and General Manager, TRW
                                 Steering, Suspension & Engine Group (1996 to the
                                 present)
                               Managing Director, TRW Deutschland GmbH (1995 - 1996)
                               Vice President and General Manager, TRW's Global Engine
                                 Components business (1994 - 1996)
                               Managing Director, TRW Motorkomponenten GmbH & Co. KG
                                 (1991 - 1995)

J. T. Gorman        60         Chairman of the Board and Chief Executive Officer (1988
                                 to the present) and Director (1984 to the present)

T. W. Hannemann     55         Executive Vice President and General Manager, TRW Space
                                 & Electronics Group (1993 to the present)

P. S. Hellman       48         President, Chief Operating Officer and Director (1995
                                 to the present)
                               Executive Vice President and Assistant President (1994)
                               Executive Vice President, Chief Financial Officer and
                                 Assistant President (1994)
                               Executive Vice President and Chief Financial Officer
                                 (1991 - 1994)

H. V. Knicely       62         Executive Vice President, Human Resources and
                                 Communications (1995 to the present)
                               Executive Vice President, Human Resources,
                                 Communications & Information Resources (1989 - 1994)

W. B. Lawrence      53         Executive Vice President, General Counsel and Secretary
                                 (1997 to the present)
                               Executive Vice President, Planning, Development &
                                 Government Affairs (1989 - 1997)

                                          POSITIONS AND BUSINESS EXPERIENCE
     NAME           AGE                      DURING THE PAST FIVE YEARS
     ----           ---                   ---------------------------------
C. G. Miller        55         Executive Vice President and Chief Financial Officer
                                 (1996 to the present)
                               Executive Vice President, Chief Financial Officer and
                                 Controller (1996)
                               Vice President and Controller (1990 - 1996)

P. A. Odeen         62         Executive Vice President and General Manager, TRW
                                 Systems & Information Technology Group (1998 to the
                                 present)
                               President, Chief Executive Officer (1992 - 1998) and
                                 Director (1992 - 1997), BDM International, Inc.

J. S. Remick        59         Executive Vice President and General Manager, TRW
                                 Occupant Restraint Systems Group (1996 to the
                                 present)
                               Executive Vice President and General Manager, TRW
                                 Steering, Suspension & Engine Group (1995 - 1996)
                               Vice President and Deputy General Manager, Automotive
                                 (1995)
                               Vice President and General Manager, TRW Steering &
                                 Suspension Systems, North and South America (1991 -
                                 1995)

P. Staudhammer      64         Vice President, Science & Technology (1993 to the
                                 present)
                               Vice President and Director of the Center for
                                 Automotive Technology (1990 - 1993)

J. P. Stenbit       57         Executive Vice President, TRW Telecommunications (1998
                                 to the present)
                               Executive Vice President and General Manager, TRW
                                 Systems Integration Group (1994 - 1997)
                               Vice President and General Manager, TRW Systems
                                 Integration Group (1990 - 1994)

R. D. Sugar         49         Executive Vice President and General Manager, TRW
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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Reference is made to the information set forth in the table presented under "Stock Prices and Dividends (Unaudited)" on page 55 of the TRW 1997 Annual Report and to the information presented under the note entitled "Debt and Credit Agreements" in the Notes to Financial Statements on pages 47 and 48 of the TRW 1997 Annual Report. The information contained in such table and the information contained in the second-to-last paragraph of text in such note to financial statements are incorporated herein by reference.

     The Company's Common Stock is traded principally on the New York Stock Exchange and is also traded on the Chicago, Pacific, Philadelphia, London and Frankfurt exchanges.

     On February 27, 1998, there were 25,390 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                           (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                     ---------------------------------------------------
                                                                  YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                      1997       1996       1995       1994       1993
                                                     -------    -------    -------    -------    -------
Sales..............................................  $10,831    $ 9,857    $ 9,568    $ 8,491    $ 7,330
Earnings (loss) from continuing operations before
  cumulative effect of accounting changes..........      (49)       182        395        277        177
Per share of Common Stock:
  Diluted earnings -- continuing operations........    (0.40)      1.37       2.94       2.09       1.35
  Basic earnings -- continuing operations..........    (0.40)      1.41       3.02       2.14       1.39
  Cash dividends declared..........................     1.24       1.17       1.05      0.985       0.94
Total assets.......................................    6,410      5,899      5,670      5,435      5,042
Long-term debt.....................................    1,117        458        539        693        868
Shares used in computing per share amounts:
  Diluted..........................................    123.7      132.8      134.4      132.9      130.9
  Basic............................................    123.7      128.7      130.6      129.2      126.9

     In 1997, earnings (loss) from continuing operations include a $548 million, $4.43 per share, one-time noncash charge related to in-process research and development associated with the acquisition of BDM.

     In 1996, the Company recorded charges of $202 million after tax, $1.52 per share, primarily for actions taken, in part, to enhance the Company's competitiveness. Also during 1996, the Company applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," resulting in the recognition of $50 million after tax, $0.38 per share, of impairment losses which were primarily a result of technological changes and the decision to close certain facilities in the Automotive segment.

     At December 31, 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." All share and per share amounts including those of prior years have been restated to comply with the new provisions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 26 through 31 of the TRW 1997 Annual Report. Such information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 26 through 31 of the TRW 1997 Annual Report. Reference is also made to the information presented under the headings "Summary of Significant Accounting Policies" and "Debt and Credit Agreements" in the Notes to Financial Statements on pages 38 through 40 and 47 and 48, respectively, of the TRW 1997 Annual Report. Such information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the financial statements headed "Statements of Earnings," "Balance Sheets," "Statements of Cash Flows" and "Statements of Changes in Shareholders' Investment," and the accompanying notes thereto, on pages 33 through 54 of the TRW 1997 Annual Report. Reference is also made to the information included in the table presented under the heading "Quarterly Financial Information (Unaudited)" on page 54 of such report. Such statements, the accompanying notes and such table are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the information relating to TRW's Directors which is presented under the heading "Board of Directors" on pages 4 through 8 of the TRW Proxy Statement dated March 16, 1998, as filed with the Securities and Exchange Commission (the "TRW Proxy Statement"). Reference is made to the information relating to Section 16(a) compliance which is presented under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 23 of the TRW Proxy Statement. Such information is incorporated herein by reference.

     See the information presented in Part I of this Report under the heading "Executive Officers of the Registrant" for information relating to TRW's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

     Reference is made to the information presented under the heading "Compensation of Executive Officers" on pages 13 through 22 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Director Compensation" on page 11 of the TRW Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Reference is made to the information presented under the heading "Management Ownership of Shares" on page 12 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Outstanding Securities" on page 23 of the TRW Proxy Statement. Such information is incorporated herein by reference.

     There are no agreements or arrangements known to TRW that might, at a subsequent date, result in a change in control of TRW.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Reference is made to the information presented under the heading "Director Compensation" on page 11 of the TRW Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

     (1) FINANCIAL STATEMENTS

             The following financial statements of the registrant and its subsidiaries included in the TRW 1997 Annual Report are incorporated herein by reference:

              Statements of Earnings -- Years ended December 31, 1997, 1996 and 1995 (page 33)

              Balance Sheets -- December 31, 1997 and 1996 (pages 34 and 35)

              Statements of Cash Flows -- Years ended December 31, 1997, 1996 and 1995 (page 36)

              Statements of Changes in Shareholders' Investment -- Years ended December 31, 1997, 1996 and 1995 (page 37)

              Notes to Financial Statements -- (pages 38 - 54)

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

     (3) EXHIBITS

      2(a)  Agreement and Plan of Merger, dated as of November 20, 1997, by and among TRW Inc., Systems Acquisition Inc. and BDM International, Inc.
            (Exhibit (c)(1) to TRW's Schedule 14D-1 dated November 26, 1997 is incorporated herein by reference).
      3(a)  Amended Articles of Incorporation as amended May 5, 1997 (Exhibit 3(a)
            to TRW Quarterly Report on Form 10-Q for the quarter ended March 31,
            1997 is incorporated herein by reference).
      3(b)  Regulations as amended April 30, 1980 (Exhibit 3(b) to TRW Annual
            Report on Form 10-K for the year ended December 31, 1980 is incorporated herein by reference).
      4(a)  Rights Agreement dated as of April 24, 1996 between TRW Inc. and
            National City Bank, as Rights Agent (Exhibit 1 to TRW Form 8-A
            Registration Statement dated April 25, 1996 is incorporated herein by reference).
      4(b)  Indenture between TRW Inc. and The Chase Manhattan Bank (National
            Association), as successor Trustee, dated as of May 1, 1986 (Exhibit 2 to TRW Form 8-A Registration Statement dated July 3, 1986 is incorporated herein by reference).
      4(c)  First Supplemental Indenture between TRW Inc. and The Chase Manhattan
            Bank (National Association), as successor Trustee, dated as of July
            26, 1989 (Exhibit 4(b) to TRW Form S-3 Registration Statement, File
            No. 33-30350, is incorporated herein by reference).
    *10(a)  1979 Stock Option Plan as amended April 28, 1982 (Exhibit A to TRW
            Proxy Statement dated March 18, 1982 is incorporated herein by reference).
    *10(b)  TRW Operational Incentive Plan (Exhibit 10(b) to TRW Annual Report on
            Form 10-K for the year ended December 31, 1989 is incorporated herein by reference).
    *10(c)  TRW Executive Health Care Plan as amended
            and restated effective August 1, 1995 (Exhibit
            10(c) to TRW Annual Report on Form 10-K for the year ended December
            31, 1995 is incorporated herein by reference).
    *10(d)  1984 Stock Option Plan (Exhibit A to TRW Proxy Statement dated March
            19, 1984 is incorporated herein by reference).
    *10(e)  1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement
            dated March 17, 1989 is incorporated herein by reference).
    *10(f)  1994 TRW Long-Term Incentive Plan as amended and restated effective February 4, 1997
            (Exhibit 10(f) to TRW Annual Report on Form 10-K for the year ended
            December 31, 1996 is incorporated herein by reference).
    *10(g)  1997 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement
            dated March 12, 1997 is incorporated herein by reference).
    *10(h)  Form of Strategic Incentive Grant (Exhibit 10(h) to TRW Annual Report
            on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).
    *10(i)  Form of U.S. Nonqualified Stock Option Agreement.
    *10(j)  Form of U.S. Transferable Nonqualified Stock Option Agreement.
    *10(k)  Form of Director Transferable Nonqualified Stock Option Agreement.
    *10(l)  Deferred Compensation Plan for Non-Employee Directors of TRW Inc. dated July 1, 1997
            (Exhibit 10(d) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 is incorporated herein by reference).
    *10(m)  TRW Directors' Pension Plan as amended and restated effective August
            1, 1990 (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference).
    *10(n)  Amendment to the TRW Directors' Pension Plan (As Amended and Restated
            Effective August 1, 1990) effective June 30, 1997.
    *10(o)  Form of Amended and Restated Employment Continuation Agreements with executive officers (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).
    *10(p)  TRW Inc. Deferred Compensation Plan as amended and restated effective January 1, 1997
            (Exhibit 10(p) to TRW Annual Report on Form 10-K for the year ended
            December 31, 1996 is incorporated herein by reference).

    *10(q)  TRW  Benefits  Equalization  Plan  (as  Amended  and  Restated,  effective  August  1,  1996)
            (Exhibit 10(a) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference).
    *10(r)  Amendment to the TRW Benefits Equalization Plan (As Amended and
            Restated Effective August 1, 1996) effective as of January 1, 1998.
    *10(s)  TRW Supplementary Retirement Income Plan (as Amended and Restated,
            effective August 1, 1996) (Exhibit 10(b) to TRW Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference).
    *10(t)  Amendment to the TRW Supplementary Retirement Income Plan (As Amended
            and Restated Effective August 1, 1996) effective as of January 1,
            1997.
    *10(u)  TRW Inc. Key Executive Life Insurance Plan dated as of February 7,
            1996 (Exhibit 10(v) to TRW Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).
    *10(v)  TRW Inc. Financial Counseling Program (Exhibit 10(w) to TRW Annual
            Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).
     10(w)  Three Year Revolving Credit Agreement dated July 1, 1992 among TRW
            Inc. and various financial institutions (Exhibit 19.1 to TRW Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated herein by reference).
     10(x)  Amendment dated June 30, 1993 to Three Year Revolving Credit Agreement dated July 1, 1992 among TRW Inc. and various financial institutions
            (Exhibit 10.1 to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 is incorporated herein by reference).
     10(y)  Amendment dated as of March 1, 1994 to Three Year Revolving Credit
            Agreement dated July 1, 1992 among TRW Inc. and various financial institutions (Exhibit 10(cc) to TRW Annual Report on Form 10-K for the
            year ended December 31, 1993 is incorporated herein by reference).
     10(z)  Amendment dated February 28, 1995 to Multi-Year Revolving Credit
            Agreement (formerly entitled Three Year Revolving Credit Agreement)
            dated July 1, 1992 among TRW Inc. and various financial institutions
            (Exhibit 10(u) to TRW Annual Report on Form 10-K for the year ended
            December 31, 1994 is incorporated herein by reference).
     10(aa) Amendment dated May 8, 1996 to Multi-Year Revolving Credit Agreement
            (formerly entitled Three Year Revolving Credit Agreement) dated July
            1, 1992 among TRW Inc. and various financial institutions (Exhibit
            10(y) to TRW Annual Report on Form 10-K for the year ended December
            31, 1996 is incorporated herein by reference).
     10(bb) Amendment to Multi-Year Revolving Credit Agreement (as amended and restated as of May 8,
            1996),  dated  as  of  August  7,  1997  among  TRW  Inc.  an  various  financial  institutions
            (Exhibit 10(a) to TRW Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated herein by reference).
    *10(cc) Consulting Agreement dated September 18, 1997
            between TRW Inc and G H. Heilmeier
            (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated herein by reference).
    *10(dd) TRW Inc. Stock Plan for Non-Employee Directors (as Amended and
            Restated, effective August 1, 1995) (Exhibit 10.1 to TRW Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated herein by reference).
     10(ee) Revolving Credit Agreement dated as of December 10, 1997 among TRW
            Inc. and various financial institutions.
    *10(ff) Employment Agreement dated as of November 20, 1997 between TRW Inc.
            and Philip A. Odeen.
    *10(gg) Form of 1998-2000 Strategic Incentive Program Grant.
     11     Computation of Earnings per Share.
     12     Computation of Ratio of Earnings to Fixed Charges - Unaudited
            (Supplement to Exhibit 12 of the following Form S-3 Registration
            Statements of the Company: No. 33-32870, filed September 20, 1991, No.
            33-61711, filed August 10, 1995, and No. 333-43931, filed January 8,
            1998).
     13     Portions of the TRW Annual Report to Security Holders for the year ended December 31, 1997 incorporated herein by reference.
     21     Subsidiaries of the Registrant.

     23(a)  Consent of Independent Auditors.
     23(b)  Consent of Independent Auditors (with respect to financial statements of The TRW Canada Stock Savings Plan).
     24(a)  Power of Attorney.
     24(b)  Certified Resolutions.
     27     Financial Data Schedule.
     99(a)  Financial Statements of The TRW Employee Stock Ownership and Stock
            Savings Plan for the year ended December 31, 1997.
     99(b)  Financial Statements of The TRW Canada Stock Savings Plan for the year ended December 31, 1997.

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

(B) REPORTS ON FORM 8-K

        Current Report on Form 8-K dated February 5, 1997 as to rights agreement.

        Current Report on Form 8-K dated May 20, 1997 as to forward-looking statements.

        Current Report on Form 8-K dated December 30, 1997 as to BDM acquisition.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             TRW Inc.

Date: March 20, 1998
                                             By   /s/ WILLIAM B. LAWRENCE
                                              ----------------------------------
                                                     William B. Lawrence,
                                                 Executive Vice President and
                                                          Secretary

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                            DATE
 J. T. GORMAN*        Chairman of the Board,
                        Chief Executive Officer
                        and Director
 P. S. HELLMAN*       President, Chief Operating Officer and
                        Director
 C. G. MILLER*        Executive Vice President and
                        Chief Financial Officer
 T. A. CONNELL*       Vice President and Controller
 M. H. ARMACOST*      Director
 M. FELDSTEIN*        Director
 R. M. GATES*         Director
 C. H. HAHN*          Director
 G. H. HEILMEIER*     Director
 K. N. HORN*          Director
 E. B. JONES*         Director
 W. S. KISER*         Director
 D. B. LEWIS*         Director
 J. T. LYNN*          Director
 L. M. MARTIN*        Director
 J. D. ONG*           Director
 R. W. POGUE*         Director

                                                             March 20, 1998

     William B. Lawrence, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                                  March 20, 1998
*By   /s/ WILLIAM B. LAWRENCE
    -------------------------------
         William B. Lawrence,
           Attorney-in-fact

REPORT OF INDEPENDENT AUDITORS

Shareholders and Directors
TRW Inc.

We have audited the consolidated financial statements of TRW Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K of TRW Inc. for the year ended December 31, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        /s/  Ernst & Young LLP
                                        ERNST & YOUNG LLP

Cleveland, Ohio
January 19, 1998

                                 EXHIBIT INDEX

EXHIBIT NO.                            DESCRIPTION
      2(a)  Agreement and Plan of Merger, dated as of November 20, 1997, by and among TRW Inc., Systems Acquisition Inc. and BDM International, Inc.
            (Exhibit (c)(1) to TRW's Schedule 14D-1 dated November 26, 1997 is incorporated herein by reference).
      3(a)  Amended Articles of Incorporation as amended May 5, 1997 (Exhibit 3(a)
            to TRW Quarterly Report on Form 10-Q for the quarter ended March 31,
            1997 is incorporated herein by reference).
      3(b)  Regulations as amended April 30, 1980 (Exhibit 3(b) to TRW Annual
            Report on Form 10-K for the year ended December 31, 1980 is incorporated herein by reference).
      4(a)  Rights Agreement dated as of April 24, 1996 between TRW Inc. and
            National City Bank, as Rights Agent (Exhibit 1 to TRW Form 8-A
            Registration Statement dated April 25, 1996 is incorporated herein by reference).
      4(b)  Indenture between TRW Inc. and The Chase Manhattan Bank (National
            Association), as successor Trustee, dated as of May 1, 1986 (Exhibit 2 to TRW Form 8-A Registration Statement dated July 3, 1986 is incorporated herein by reference).
      4(c)  First Supplemental Indenture between TRW Inc. and The Chase Manhattan
            Bank (National Association), as successor Trustee, dated as of July
            26, 1989 (Exhibit 4(b) to TRW Form S-3 Registration Statement, File
            No. 33-30350, is incorporated herein by reference).
    *10(a)  1979 Stock Option Plan as amended April 28, 1982 (Exhibit A to TRW
            Proxy Statement dated March 18, 1982 is incorporated herein by reference).
    *10(b)  TRW Operational Incentive Plan (Exhibit 10(b) to TRW Annual Report on
            Form 10-K for the year ended December 31, 1989 is incorporated herein by reference).
    *10(c)  TRW Executive Health Care Plan as amended and restated effective
            August 1, 1995 (Exhibit 10(c) to TRW Annual Report on Form 10-K for
            the year ended December 31, 1995 is incorporated herein by reference).
    *10(d)  1984 Stock Option Plan (Exhibit A to TRW Proxy Statement dated March
            19, 1984 is incorporated herein by reference).
    *10(e)  1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement
            dated March 17, 1989 is incorporated herein by reference).
    *10(f)  1994 TRW Long-Term Incentive Plan as amended and restated effective
            February 4, 1997 (Exhibit 10(f) to TRW Annual Report on Form 10-K for
            the year ended December 31, 1996 is incorporated herein by reference).
    *10(g)  1997 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement
            dated March 12, 1997 is incorporated herein by reference).
    *10(h)  Form of Strategic Incentive Grant (Exhibit 10(h) to TRW Annual Report
            on Form 10-K for the year ended December 31, 1996 is incorporated herein by reference).
    *10(i)  Form of U.S. Nonqualified Stock Option Agreement.
    *10(j)  Form of U.S. Transferable Nonqualified Stock Option Agreement.
    *10(k)  Form of Director Transferable Nonqualified Stock Option Agreement.
    *10(l)  Deferred Compensation Plan for Non-Employee Directors of TRW Inc.
            dated July 1, 1997 (Exhibit 10(d) to TRW Quarterly Report on Form 10-Q
            for the quarter ended June 30, 1997 is incorporated herein by reference).
    *10(m)  TRW Directors' Pension Plan as amended and restated effective August
            1, 1990 (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended December 31, 1990 is incorporated herein by reference).
    *10(n)  Amendment to the TRW Directors' Pension Plan (As Amended and Restated
            Effective August 1, 1990) effective June 30, 1997.
    *10(o)  Form of Amended and Restated Employment Continuation Agreements with executive officers (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).
    *10(p)  TRW Inc. Deferred Compensation Plan as amended and restated effective
            January 1, 1997 (Exhibit 10(p) to TRW Annual Report on Form 10-K for
            the year ended December 31, 1996 is incorporated herein by reference).


EXHIBIT NO.                            DESCRIPTION
    *10(q)  TRW Benefits Equalization Plan (as Amended and Restated, effective
            August 1, 1996) (Exhibit 10(a) to TRW Quarterly Report on Form 10-Q
            for the quarter ended June 30, 1996 is incorporated herein by reference).
    *10(r)  Amendment to the TRW Benefits Equalization Plan (As Amended and
            Restated Effective August 1, 1996) effective as of January 1, 1998.
    *10(s)  TRW Supplementary Retirement Income Plan (as Amended and Restated,
            effective August 1, 1996) (Exhibit 10(b) to TRW Quarterly Report on
            Form 10-Q for the quarter ended June 30, 1996 is incorporated herein by reference).
    *10(t)  Amendment to the TRW Supplementary Retirement Income Plan (As Amended
            and Restated Effective August 1, 1996) effective as of January 1,
            1997.
    *10(u)  TRW Inc. Key Executive Life Insurance Plan dated as of February 7,
            1996 (Exhibit 10(v) to TRW Annual Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).
    *10(v)  TRW Inc. Financial Counseling Program (Exhibit 10(w) to TRW Annual
            Report on Form 10-K for the year ended December 31, 1995 is incorporated herein by reference).
     10(w)  Three Year Revolving Credit Agreement dated July 1, 1992 among TRW
            Inc. and various financial institutions (Exhibit 19.1 to TRW Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1992 is incorporated herein by reference).
     10(x)  Amendment dated June 30, 1993 to Three Year Revolving Credit Agreement dated July 1, 1992 among TRW Inc. and various financial institutions
            (Exhibit 10.1 to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 is incorporated herein by reference).
     10(y)  Amendment dated as of March 1, 1994 to Three Year Revolving Credit
            Agreement dated July 1, 1992 among TRW Inc. and various financial institutions (Exhibit 10(cc) to TRW Annual Report on Form 10-K for the
            year ended December 31, 1993 is incorporated herein by reference).
     10(z)  Amendment dated February 28, 1995 to Multi-Year Revolving Credit
            Agreement (formerly entitled Three Year Revolving Credit Agreement)
            dated July 1, 1992 among TRW Inc. and various financial institutions
            (Exhibit 10(u) to TRW Annual Report on Form 10-K for the year ended
            December 31, 1994 is incorporated herein by reference).
     10(aa) Amendment dated May 8, 1996 to Multi-Year Revolving Credit Agreement
            (formerly entitled Three Year Revolving Credit Agreement) dated July
            1, 1992 among TRW Inc. and various financial institutions (Exhibit
            10(y) to TRW Annual Report on Form 10-K for the year ended December
            31, 1996 is incorporated herein by reference).
     10(bb) Amendment to Multi-Year Revolving Credit Agreement (as amended and restated as of May 8, 1996), dated as of August 7, 1997 among TRW Inc.
            and various financial institutions (Exhibit 10(a) to TRW Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1997 is incorporated herein by reference).
    *10(cc) Consulting Agreement dated September 18, 1997 between TRW Inc. and G.
            H. Heilmeier (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for
            the quarter ended September 30, 1997 is incorporated herein by reference).
    *10(dd) TRW Inc. Stock Plan for Non-Employee Directors (as Amended and
            Restated, effective August 1, 1995) (Exhibit 10.1 to TRW Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1995 is incorporated herein by reference).
     10(ee) Revolving Credit Agreement dated as of December 10, 1997 among TRW
            Inc. and various financial institutions.
    *10(ff) Employment Agreement dated as of November 20, 1997 between TRW Inc.
            and Philip A. Odeen.
    *10(gg) Form of 1998-2000 Strategic Incentive Program Grant.
     11     Computation of Earnings per Share.
     12     Computation of Ratio of Earnings to Fixed Charges - Unaudited
            (Supplement to Exhibit 12 of the following Form S-3 Registration
            Statements of the Company: No. 33-32870, filed September 20, 1991, No.
            33-61711, filed August 10, 1995, and No. 333-43931, filed January 8,
            1998).
     13     Portions of the TRW Annual Report to Security Holders for the year ended December 31, 1997 incorporated herein by reference.
     21     Subsidiaries of the Registrant.


EXHIBIT NO.                            DESCRIPTION
     23(a)  Consent of Independent Auditors.
     23(b)  Consent of Independent Auditors (with respect to financial statements of The TRW Canada Stock Savings Plan).
     24(a)  Power of Attorney.
     24(b)  Certified Resolutions.
     27     Financial Data Schedule.
     99(a)  Financial Statements of The TRW Employee Stock Ownership and Stock
            Savings Plan for the year ended December 31, 1997.
     99(b)  Financial Statements of The TRW Canada Stock Savings Plan for the year ended December 31, 1997.

---------------

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