Form 10-Q
period 1998-06-30
TRW INC
filed 1998-07-29
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission file number 1-2384
                                                 ------

                                    TRW Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                          Ohio                          34-0575430
            -------------------------------         ------------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)          Identification No.)



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

              As of July 16, 1998, there were 121,909,592 shares of
                TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

Statements of Earnings (unaudited)
TRW Inc. and subsidiaries

--------------------------------------------------------------------------------------------------------------
                                                        Second quarter ended             Six months ended
                                                              June 30                         June 30
In millions except per share data                        1998          1997              1998          1997
--------------------------------------------------------------------------------     -------------------------

Sales                                                   $3,028       $2,852             $6,123       $5,512
Cost of sales                                            2,481        2,318              5,056        4,496
--------------------------------------------------------------------------------     -------------------------
Gross profit                                               547          534              1,067        1,016


Administrative and selling expenses                        192          177                391          336
Research and development expenses                          123          117                244          223
Interest expense                                            38           17                 76           37
Other (income) expense-net                                  (4)           4                (46)           6
--------------------------------------------------------------------------------     -------------------------
Earnings before income taxes                               198          219                402          414
Income taxes                                                72           84                147          160
--------------------------------------------------------------------------------     -------------------------
Net earnings                                            $  126       $  135             $  255       $  254
--------------------------------------------------------------------------------     -------------------------

--------------------------------------------------------------------------------     -------------------------
Per share of common stock
  Diluted earnings per share                            $ 1.00       $ 1.05             $ 2.03       $ 1.97
  Basic earnings per share                              $ 1.03       $ 1.09             $ 2.08       $ 2.04
  Dividends declared                                    $  .31       $  .31             $  .31       $  .31
--------------------------------------------------------------------------------     -------------------------

--------------------------------------------------------------------------------     -------------------------
Shares used in computing per share
  amounts
     Diluted                                             125.4        127.7              125.8        128.5
     Basic                                               122.1        123.6              122.3        124.4
--------------------------------------------------------------------------------     -------------------------

Balance Sheets (unaudited)
TRW Inc. and subsidiaries

---------------------------------------------------------------------------------------------------------------------------
                                                                                             June 30           December 31
In millions                                                                                    1998               1997
---------------------------------------------------------------------------------------------------------------------------

Assets
Current assets
     Cash and cash equivalents                                                               $   76             $   70
     Accounts receivable                                                                      1,708              1,617
     Inventories                                                                                646                573
     Prepaid expenses                                                                           102                 79
     Deferred income taxes                                                                      221                 96
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                          2,753              2,435

Property, plant and equipment-on the basis of cost                                            6,320              6,074
     Less accumulated depreciation and amortization                                           3,727              3,453
---------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment-net                                                       2,593              2,621

Intangible assets
     Intangibles arising from acquisitions                                                      757                673
     Other                                                                                      323                232
---------------------------------------------------------------------------------------------------------------------------
                                                                                              1,080                905
     Less accumulated amortization                                                              114                 94
---------------------------------------------------------------------------------------------------------------------------
Total intangible assets-net                                                                     966                811
Investments in affiliated companies                                                             191                139
Other assets                                                                                    435                404
---------------------------------------------------------------------------------------------------------------------------
                                                                                             $6,938             $6,410
---------------------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                                                         $  633             $  411
     Accounts payable                                                                           800                859
     Current portion of long-term debt                                                           22                128
     Other current liabilities                                                                1,302              1,321
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                     2,757              2,719

Long-term liabilities                                                                           825                788
Long-term debt                                                                                1,444              1,117
Deferred income taxes                                                                            47                 57

Minority interests in subsidiaries                                                               88                105

Capital stock                                                                                    76                 79
Other capital                                                                                   454                450
Retained earnings                                                                             1,926              1,778
Accumulated other comprehensive income                                                         (133)              (120)
Treasury shares-cost in excess of par value                                                    (546)              (563)
---------------------------------------------------------------------------------------------------------------------------
Total shareholders' investment                                                                1,777              1,624
---------------------------------------------------------------------------------------------------------------------------
                                                                                             $6,938             $6,410
---------------------------------------------------------------------------------------------------------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

---------------------------------------------------------------------------------------------------------------------------
                                                                                                 Six months ended
                                                                                                     June 30
In millions                                                                                   1998              1997
---------------------------------------------------------------------------------------------------------------------------

Operating activities
Net earnings                                                                                 $ 255             $ 254
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                                             278               247
     Deferred income taxes                                                                    (123)               17
     Other-net                                                                                   3                12
Changes in assets and liabilities, net of effects of
  businesses acquired or sold:
     Accounts receivable                                                                       (90)             (164)
     Inventories and prepaid expenses                                                          (88)               26
     Accounts payable and other accruals                                                        (6)              (19)
     Other-net                                                                                 (14)              (10)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                      215               363
---------------------------------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                                                          (237)             (228)
Acquisitions, net of cash acquired                                                            (236)             (415)
Other-net                                                                                      (30)               (7)
---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (503)             (650)
---------------------------------------------------------------------------------------------------------------------------

Financing activities
Increase (decrease) in short-term debt                                                        (263)              178
Proceeds from debt in excess of 90 days                                                        871                67
Principal payments on debt in excess of 90 days                                               (179)              (24)
Reacquisition of common stock                                                                  (72)             (184)
Dividends paid                                                                                 (76)              (78)
Other-net                                                                                       17                29
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                            298               (12)
---------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                         (4)               (4)
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                 6              (303)
Cash and cash equivalents at beginning of period                                                70               386
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                   $  76             $  83
---------------------------------------------------------------------------------------------------------------------------

Results by Business Segments (unaudited)
TRW Inc. and subsidiaries

---------------------------------------------------------------------------------------------------------------------------
                                                             Second quarter ended                 Six months ended
                                                                   June 30                            June 30
In millions                                                   1998         1997                 1998            1997
--------------------------------------------------------------------------------------   --------------------------------

Sales
Automotive                                                  $1,813       $1,876               $3,699          $3,669
Space, Defense & Information Systems                         1,215          976                2,424           1,843
--------------------------------------------------------------------------------------   --------------------------------
Sales                                                       $3,028       $2,852               $6,123          $5,512
--------------------------------------------------------------------------------------   --------------------------------



Operating profit
Automotive                                                  $  148       $  181               $  295          $ 348
Space, Defense & Information Systems                           106           82                  221            159
--------------------------------------------------------------------------------------   --------------------------------
Operating profit                                               254          263                  516            507
Company Staff and other                                        (19)         (24)                 (35)           (48)
Minority interest in earnings of
  consolidated subsidiaries                                     (1)          (5)                  (6)           (11)
Interest expense                                               (38)         (17)                 (76)           (37)
Earnings from affiliates                                         2            2                    3              3
--------------------------------------------------------------------------------------   --------------------------------
Earnings before income taxes                                $  198       $  219               $  402          $ 414
--------------------------------------------------------------------------------------   --------------------------------

NOTES TO FINANCIAL STATEMENTS
(unaudited)


Principles of Consolidation
---------------------------

The financial statements include the accounts of the Company and its subsidiaries except for two wholly owned insurance subsidiaries. The insurance subsidiaries and the majority of investments in affiliated companies, which are not significant individually, are accounted for by the equity method.


Comprehensive Income
--------------------

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement requires that unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation and minimum pension liability adjustments be included in other comprehensive income, which prior to adoption were reported separately in shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement 130.

The components of comprehensive income, net of related tax, for the second quarter and first six months of 1998 and 1997 are as follows:


                                                       Second quarter ended               Six months ended
(In millions)                                                June 30                           June 30
                                                   -------------------------------    -----------------------------
                                                      1998             1997              1998           1997
                                                      ----             ----              ----           ----

Net earnings                                          $126             $135              $255           $254
Unrealized gains(losses) on securities                  (6)               -                (4)             -
Foreign currency translation adjustments                14               (6)               (9)           (69)
                                                       ---              ---               ---            ---
Comprehensive income                                  $134             $129              $242           $185
                                                       ---              ---               ---            ---


The components of accumulated other comprehensive income, net of related tax, at June 30, 1998 and December 31, 1997 are as follows:


                                                                                 June 30            December 31
(In millions)                                                                      1998                1997
                                                                             --------------        -------------

Unrealized gains on securities                                                   $   8                $  12
Foreign currency translation adjustments                                          (139)                (130)
Minimum pension liability adjustments                                               (2)                  (2)
                                                                                  ----                 ----
Accumulated other comprehensive income                                           $(133)               $(120)
                                                                                  ----                 ----

Inventories
-----------

Inventories consist of the following:


(In millions)                                                               June 30             December 31
                                                                              1998                  1997
                                                                       -------------------- ---------------------

Finished products and work in process                                         $329                  $292
Raw materials and supplies                                                     317                   281
                                                                               ---                   ---
                                                                              $646                  $573
                                                                               ---                   ---


Long-Term Liabilities
---------------------

Long-term liabilities at June 30, 1998, and December 31, 1997, include $656 million and $653 million, respectively, relating to postretirement benefits other than pensions.


Other (Income) Expense-Net
-------------------------

Other (income) expense-net included the following:


(In millions)                                       Second quarter ended                       Six months ended
                                                          June 30                                   June 30
                                              ---------------------------------           ---------------------------
                                                 1998                1997                      1998          1997
                                                 ----                ----                      ----          ----
Other income                                     $(15)               $(12)                     $(81)         $(28)
Other expense                                      11                  14                        33            30
Foreign currency translation                        -                   2                         2             4
                                                  ----                ---                       ---           ---
                                                 $ (4)               $  4                      $(46)         $  6
                                                  ---                 ---                       ---           ---

First quarter 1998 other income included a $48.5 million benefit from the settlement of certain patent litigation.


Supplemental Cash Flow Information
----------------------------------


                                                                                       Six months ended
(In millions)                                                                               June 30
                                                                              ----------------------------------
                                                                                   1998                 1997
                                                                                   ----                 ----

Interest paid (net of amount capitalized)                                          $ 62                 $ 36
Income taxes paid (net of refunds)                                                 $149                 $(22)


For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Earnings Per Share
------------------


                                                                                                     Six months
                                                                        Quarter ended                  ended
In millions except per share data                                          June 30                    June 30
                                                                    -----------------------     -----------------------
                                                                      1998        1997            1998        1997
                                                                      ----        ----            ----        ----
Numerator
  Net earnings                                                      $125.8      $134.4          $255.2      $253.6
  Preferred stock dividends                                             .1          .2              .3          .3
                                                                     -----       -----           -----       -----
  Numerator for basic earnings per
   share--earnings available to common
   shareholders                                                      125.7       134.2           254.9       253.3

  Effect of dilutive securities
    Preferred stock dividends                                           .1          .2              .3          .3
                                                                     -----       -----           -----       -----


  Numerator for diluted earnings per share--
   earnings available to common shareholders
   after assumed conversions                                        $125.8      $134.4          $255.2      $253.6
                                                                     -----       -----           -----       -----

Denominator
  Denominator for basic earnings per
   share--weighted-average common shares                             122.1       123.6           122.3       124.4

  Effect of dilutive securities
    Convertible preferred stock                                         .9         1.0              .9         1.0
    Employee stock options                                             2.4         3.1             2.6         3.1
                                                                     -----       -----           -----       -----
  Dilutive potential common shares                                     3.3         4.1             3.5         4.1

  Denominator for diluted earnings per
   share--adjusted weighted-average shares
   and assumed conversions                                           125.4       127.7           125.8       128.5
                                                                     -----       -----           -----       -----

Basic earnings per share                                            $ 1.03      $ 1.09          $ 2.08      $ 2.04
                                                                     -----       -----           -----       -----

Diluted earnings per share                                          $ 1.00      $ 1.05          $ 2.03      $ 1.97
                                                                     -----       -----           -----       -----


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

During 1996, the Company was advised by the United States Department of Justice ("DOJ") that it had been named as a defendant in two lawsuits brought by a former employee of the Company's former Space & Technology Group and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, the former employee filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, the former employee withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to the former employee's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations against the Company contained therein. At the same time, the Company filed counterclaims against both the former employee and the federal government. On July 20, 1998, both the former employee and the DOJ filed motions seeking to dismiss the Company's counterclaims. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

RESULTS OF OPERATIONS

(In millions except per share data)

                                                                                          Six Months Ended
                                                  Second Quarter                              June 30
                                      ------------------------------------       ----------------------------------
                                                              Percent                                     Percent
                                        1998        1997      Inc (Dec)            1998          1997     Inc (Dec)
                                        ----        ----      ---------            ----          ----     ---------

Sales                                 $3,028      $2,852         6%              $6,123        $5,512        11%
Operating Profit                      $  254      $  263        (4%)             $  516        $  507         2%
Net Earnings                          $  126      $  135        (6%)             $  255        $  254         1%
Diluted Earnings Per Share            $ 1.00      $ 1.05        (5%)             $ 2.03        $ 1.97         3%
Effective Tax Rate                      36.5%      38.75%                          36.5%        38.75%

Sales for the second quarter and first six months of 1998 increased due to the acquisition of BDM, new contract awards and higher volume in continuing programs in the space, defense and information systems businesses, and higher volume in the Automotive segment. The higher sales volume in the Automotive segment was offset by lower pricing in most product lines, the effects of a strong U.S. dollar and the General Motors strike.

Operating profit for the second quarter decreased as the operating profit increases related to the acquisition of BDM and the strong performance on space, defense and information systems contracts were offset by a litigation settlement of $7 million related to a terminated contract in the Space, Defense & Information Systems segment, the General Motors strike, unfavorable product mix in air bags and seat belts, higher research and development expenditures, start-up costs for new facilities and new product introduction and the effects of a strong U.S. dollar.

The higher operating profit for the first six months of 1998 was primarily due to the acquisition of BDM, continued success on space, defense and information systems contracts, the benefit from the settlement of certain patent litigation, cost reductions and higher automotive sales volume. Operating profit was partially offset by lower automotive pricing, higher research and development expenditures, start-up costs for new facilities and new product introduction, the effects of a strong U.S. dollar, the General Motors strike and charges for litigation and contract reserves and severance costs relating to the combination of the Company's systems integration business with BDM.

Net earnings for the first six months of 1998 included a $31.5 million benefit from the settlement of certain patent litigation, offset in part by $26.5 million in charges for litigation and contract reserves and severance costs relating to the combination of the Company's systems integration business with BDM.

Interest expense was $76 million for the first six months of 1998 compared to $37 million for the first half of 1997. The increase in interest expense was primarily due to financing the acquisition of BDM.

Automotive


                                                                                       Six Months Ended
(In millions)                              Second Quarter                                   June 30
                            -----------------------------------------    ----------------------------------------------
                                                         Percent                                           Percent
                                1998          1997       Inc (Dec)           1998           1997          Inc (Dec)
                                ----          ----       ---------           ----           ----          ---------

Sales                          $1,813        $1,876         (3%)            $3,699         $3,669             1%
Operating Profit               $  148        $  181        (18%)            $  295         $  348           (15%)

The decrease in sales for the second quarter of 1998 resulted primarily from lower pricing in most product lines, particularly air bags and the effects of a strong U.S. dollar and the General Motors strike. The decrease was partially offset by the higher volume in seat belts and electronics and the introduction of the new electric-powered hydraulic steering system. Pricing pressures continued to have a significant effect on the business; however, cost reductions mitigated the effect on operating profit in the second quarter. The lower operating profit resulted primarily from the General Motors strike, unfavorable product mix in air bags and seat belts, higher research and development expenditures, startup costs for new facilities and new product introduction in electric steering and occupant restraints and the effects of a strong U.S. dollar.

The increase in sales for the first six months of 1998 resulted as higher volume was partially offset by lower pricing in most product lines, particularly air bags and the effects of a strong U.S. dollar and the General Motors strike. Operating profit decreased for the first six months of 1998 primarily from lower pricing in most product lines, unfavorable product mix, higher research and development expenditures, startup costs for new facilities and new product introduction, the General Motors strike and the effects of a strong U.S. dollar.


Space, Defense & Information Systems


                                                                                        Six Months Ended
(In millions)                               Second Quarter                                  June 30
                                 -------------------------------------        ------------------------------------
                                                            Percent                                      Percent
                                 1998          1997         Inc (Dec)         1998           1997        Inc (Dec)
                                 ----          ----         ---------         ----           ----        ---------

Sales                          $1,215          $976            25%          $2,424         $1,843          32%
Operating Profit               $  106          $ 82            29%          $  221         $  159          39%

The increase in sales for the second quarter and first six months of 1998 was primarily due to the acquisition of BDM, which contributed $222 million in sales for the second quarter and $454 million year-to-date, new contract awards and higher volume in continuing programs.

The higher operating profit for the second quarter was due to the acquisition of BDM and outstanding award fees earned on a number of Department of Defense space programs, and continued success in commercial gallium arsenide product lines. Operating profit gains for the second quarter were offset in part by a $7 million litigation settlement relating to a terminated contract with the State of California's Correctional Management Information System.

The higher operating profit for the first six months of 1998 was due to the acquisition of BDM and outstanding award fees earned on a number of Department of Defense space programs, continued success in commercial gallium arsenide product lines and the benefit from the settlement of certain patent litigation. Operating profit for the first six months of 1998 was partially offset by charges for litigation and contract reserves and severance costs relating to the combination of the Company's systems integration business with BDM.


LIQUIDITY AND FINANCIAL POSITION

In the first six months of 1998, cash flow provided by operating activities of $215 million and a net increase in debt of $429 million were used to fund business acquisitions of $236 million, capital expenditures of $237 million, reacquisition of common stock of $72 million of which $5 million was for the settlement of shares repurchased in 1997, dividend payments of $76 million and other items of $17 million. As a result, cash and cash equivalents increased by $6 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt less cash and cash equivalents) was $2.0 billion at June 30, 1998, compared to $1.6 billion at December 31, 1997. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) was 52.0 percent at June 30, 1998, compared to 47.8 percent at December 31, 1997.

During the first six months of 1998, the Company refinanced short-term debt by issuing $659 million of notes and debentures which mature at various dates through 2028.

As of the end of the second quarter 1998, $141 million of short-term debt was reclassified to long-term debt as the Company intends to refinance the borrowings on a long-term basis and has the ability to do so under its U.S. revolving credit agreements.

During the first quarter 1998, the Company established a $1 billion Universal Shelf Registration Statement. Securities that may be issued under this shelf registration statement include debt securities, common stock, warrants to purchase debt securities and warrants to purchase common stock.

During the first six months of 1998, 1,288,010 shares of TRW common stock were repurchased for approximately $70 million, of which approximately $3 million was settled in July 1998.

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

Year 2000 compliance is critical to the Company and as such, the Company has a companywide program for Year 2000 ("Y2K") compliance for its products and services, internal systems, customers and suppliers.

The Company has assessed its automotive products and determined that there should not be significant Y2K issues. Contracts entered into by the Space, Defense & Information Systems segment under which systems have been developed for government and commercial customers are being evaluated to determine the existence of material Y2K issues. The Company continues to review internal systems and remediation activities are being implemented. The Company is working with the Automotive Industry Action Group (AIAG), which represents several of its largest automotive customers, to ensure electronic interface and material delivery are not interrupted. In addition, the Company is working with the federal government to ensure minimal impact of federal government Y2K issues on contracts with TRW. Finally, the Company is following the AIAG process for automotive supplier management, and is using a similar process for other business units.

The Company anticipates that the program plan, including remediation and validation, will be completed in 1999. The total cost of the program is estimated to be $150 million and includes $55 million for capital and $95 million of costs that will be expensed as incurred. To date, the Company has expensed approximately $35 million. The Company does not anticipate that the overall costs will have a material effect on the Company's financial results or financial condition.

The date of completion and the costs of the project are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Y2K program differ materially from those anticipated, the Company's financial results and financial condition could be significantly affected.

SUBSEQUENT EVENT

On July 29, 1998, the Company announced actions intended to enhance the operating profit margins in its automotive businesses by 1.5 percentage points over the next two years, which will improve operating cash flow by approximately $100 million a year. To accomplish the improvements, the Company will implement the following actions: close 10 to 15 percent of the 137 manufacturing plants; reduce employment by 7,500; eliminate $75 million, or 20 percent, of selling, general and administrative costs per year; reduce the cost of materials through more effective use of global sourcing and purchasing and by reducing the number of automotive suppliers by 50 percent over the next few years; improve productivity by reducing manufacturing costs by at least 25 percent over the next few years through the use of lean manufacturing practices and improved quality; and reduce aggregate capital expenditures by $300 million over the next five years. To implement these changes, the Company will take pre-tax charges of $125 to $150 million over the next 18 months, of which approximately $25 million will be expensed during the remainder of 1998.

FORWARD-LOOKING STATEMENTS

Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company's actual results. Important factors that could cause the Company's actual results to differ materially from the forward-looking statements contained in this report include the length of the General Motors strike and the ability to achieve cost reductions and mitigate pricing pressure in the automotive business. Additional factors can be found in the Company's Form 8-K filed with the Securities and Exchange Commission on May 29, 1998. The Company undertakes no obligation to update any forward-looking information.


Item 3. Quantitative and Qualitative Disclosures about Market Risk
        ----------------------------------------------------------

There have been no material changes in market risk exposures during the first six months of 1998 that affect the disclosures presented in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         During 1996, the Company was advised by the United States Department of Justice ("DOJ") that it had been named as a defendant in two lawsuits brought by Richard D. Bagley, a former employee of the Company's former Space & Technology Group, and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, Bagley filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, Bagley withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to Bagley's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations contained therein. At the same time, the Company filed counterclaims against both Bagley and the federal government. On July 20, 1998, both Bagley and the DOJ filed motions seeking to dismiss the Company's counterclaims. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

(a)      The Company held its 1998 Annual Meeting of Shareholders on April 29,
         1998.

(b) Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected.

(c) Michael H. Armacost was elected a Director of the Company with 104,460,340 votes for election, 165,047 votes withheld from voting and 18,109,746 shares not voted, including broker non-votes.

         Carl H. Hahn was elected a Director of the Company with 103,855,472 votes for election, 769,915 votes withheld from voting and 18,109,746 shares not voted, including broker non-votes.

         George H. Heilmeier was elected a Director of the Company with 104,466,528 votes for election, 158,859 votes withheld from voting and 18,109,746 shares not voted, including broker non-votes.

         John D. Ong was elected a Director of the Company with 104,426,673 votes for election, 198,714 votes withheld from voting and 18,109,746 shares not voted, including broker non-votes.

         Richard W. Pogue was elected a Director of the Company with 104,423,004 votes for election, 202,383 votes withheld from voting and 18,109,746 shares not voted, including broker non-votes.

         The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 1998 fiscal year with 104,069,513 votes for, 255,506 votes against, 300,368 votes abstaining and 18,109,746 shares not voted, including broker non-votes.

(d)      None.

Item 5.  Other Information.
         ------------------

         In accordance with recent amendments to the shareholder proposal rules set forth in Rules 14a-4 and 14a-8 under the Securities Exchange Act of 1934, as amended, written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company on or before January 30, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposal of which the Company does not receive timely notice.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits:

              1.1 Distribution Agreement, dated April 13, 1998, between TRW Inc. and each of Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co. and J.P. Morgan Securities Inc., regarding $1,000,000,000 Medium-Term Notes, Series D, due nine months or more from the date of issuance (filed as Exhibit 1 to TRW Inc.'s Current Report on Form 8-K dated April 13, 1998, and incorporated herein by reference).

              4.1 Indenture between TRW Inc. and The Chase Manhattan Bank (National Association), as successor Trustee, dated as of May 1, 1986 (filed as Exhibit 2 to TRW Inc.'s Form 8-A Registration Statement dated July 3, 1986, and incorporated herein by reference).

              4.2 First Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank (National Association), as successor Trustee, dated as of August 24, 1989 (filed as Exhibit 4(b) to TRW Inc.'s Form S-3 Registration Statement, File No. 33-30350, and incorporated herein by reference).

              4.3 Form of Medium Term Note, Series D (filed as Exhibit 4 to TRW Inc.'s Current Report on Form 8-K dated April 13, 1998, and incorporated herein by reference).

             27     Financial Data Schedule.

             99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 333-48443, filed March 23, 1998).

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated April 13, 1998 as to Medium-Term
         Notes.

         Current Report on Form 8-K dated May 29, 1998 as to forward-looking statements.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRW Inc.



Date:  July 29, 1998               By: /s/ William B. Lawrence
                                       -----------------------
                                       William B. Lawrence
                                       Executive Vice President and Secretary


                                   By: /s/ Carl G. Miller
                                       -----------------------
                                       Carl G. Miller
                                       Executive Vice President
                                       and Chief Financial Officer