Form 10-Q
period 1998-09-30
TRW INC
filed 1998-10-26
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to____________

                          Commission file number 1-2384
                                                 ------

                                    TRW Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Ohio                                      34-0575430
     ------------------------------                   -------------------
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

            As of October 21, 1998, there were 119,752,498 shares of
                TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



Statements of Earnings (unaudited)
TRW Inc. and subsidiaries
----------------------------------------------------------------------------------------------------
                                                Third quarter ended              Nine months ended
                                                   September 30                    September 30
In millions except per share data               1998           1997             1998          1997
----------------------------------------------------------------------------------------------------

Sales                                         $2,836         $2,521           $8,959        $8,033
Cost of sales                                  2,314          2,055            7,370         6,551
----------------------------------------------------------------------------------------------------
Gross profit                                     522            466            1,589         1,482

Administrative and selling expenses              201            165              592           501
Research and development expenses                126            115              370           338
Interest expense                                  24             20              100            57
Other (income)expense-net                          7              -              (39)            6
----------------------------------------------------------------------------------------------------
Earnings before income taxes                     164            166              566           580
Income taxes                                      60             58              207           218
----------------------------------------------------------------------------------------------------
Net earnings                                  $  104         $  108           $  359        $  362
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Per share of common stock
  Diluted earnings per share                  $  .85         $  .85           $ 2.88        $ 2.83
  Basic earnings per share                    $  .86         $  .88           $ 2.95        $ 2.92
  Dividends declared                          $  .31         $  .31           $  .62        $  .62
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Shares used in computing per share
  amounts
     Diluted                                   123.2          127.4            124.9         128.1
     Basic                                     120.5          123.1            121.7         124.0
----------------------------------------------------------------------------------------------------

Balance Sheets (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------------------
                                                            September 30         December 31
In millions                                                         1998                1997
--------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                   $   79               $   70
     Accounts receivable                                          1,635                1,617
     Inventories                                                    685                  573
     Prepaid expenses                                               141                   79
     Deferred income taxes                                          284                   96
--------------------------------------------------------------------------------------------
Total current assets                                              2,824                2,435

Property, plant and equipment-on the basis of cost                6,522                6,074
     Less accumulated depreciation and amortization               3,883                3,453
--------------------------------------------------------------------------------------------
Total property, plant and equipment-net                           2,639                2,621

Intangible assets
     Intangibles arising from acquisitions                          790                  673
     Other                                                          344                  232
--------------------------------------------------------------------------------------------
                                                                  1,134                  905
     Less accumulated amortization                                  126                   94
--------------------------------------------------------------------------------------------
Total intangible assets-net                                       1,008                  811
Investments in affiliated companies                                 276                  139
Other assets                                                        455                  404
--------------------------------------------------------------------------------------------
                                                                 $7,202               $6,410
--------------------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                             $  875               $  411
     Accounts payable                                               856                  859
     Current portion of long-term debt                               19                  128
     Other current liabilities                                    1,195                1,321
--------------------------------------------------------------------------------------------
Total current liabilities                                         2,945                2,719

Long-term liabilities                                               817                  788
Long-term debt                                                    1,443                1,117
Deferred income taxes                                                41                   57

Minority interests in subsidiaries                                   92                  105

Capital stock                                                        75                   79
Other capital                                                       455                  450
Retained earnings                                                 1,989                1,778
Accumulated other comprehensive income                              (11)                (120)
Treasury shares-cost in excess of par value                        (644)                (563)
--------------------------------------------------------------------------------------------
Total shareholders' investment                                    1,864                1,624
--------------------------------------------------------------------------------------------
                                                                 $7,202               $6,410
--------------------------------------------------------------------------------------------



Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------
                                                         Nine months ended
                                                           September 30
In millions                                               1998       1997
--------------------------------------------------------------------------------

Operating activities
Net earnings                                             $ 359      $ 362
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                         414        366
     Deferred income taxes                                (217)        21
     Other-net                                               4         14
Changes in assets and liabilities, net of effects of
  businesses acquired or sold:
     Accounts receivable                                    20        (66)
     Inventories and prepaid expenses                     (151)       (48)
     Accounts payable and other accruals                  (109)      (141)
     Other-net                                              (4)        19
--------------------------------------------------------------------------------
Net cash provided by operating activities                  316        527
--------------------------------------------------------------------------------

Investing activities
Capital expenditures                                      (361)      (361)
Acquisitions, net of cash acquired                        (247)      (415)
Other-net                                                  (57)       (34)
--------------------------------------------------------------------------------
Net cash used in investing activities                     (665)      (810)
--------------------------------------------------------------------------------

Financing activities
Increase in short-term debt                                 43        258
Proceeds from debt in excess of 90 days                    912        107
Principal payments on debt in excess of 90 days           (314)       (37)
Reacquisition of common stock                             (179)      (207)
Dividends paid                                            (114)      (116)
Other-net                                                   19         37
--------------------------------------------------------------------------------
Net cash provided by financing activities                  367         42
--------------------------------------------------------------------------------
Effect of exchange rate changes on cash                     (9)        (9)
--------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents             9       (250)
Cash and cash equivalents at beginning of period            70        386
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $  79      $ 136
--------------------------------------------------------------------------------



Results by Business Segments (unaudited)
TRW Inc. and subsidiaries
---------------------------------------------------------------------------------------
                                          Third quarter ended         Nine months ended
                                              September 30              September 30
In millions                                 1998         1997         1998         1997
---------------------------------------------------------------------------------------

Sales
Automotive                                $1,685       $1,570       $5,384       $5,239
Space, Defense & Information Systems       1,151          951        3,575        2,794
---------------------------------------------------------------------------------------
Sales                                     $2,836       $2,521       $8,959       $8,033
---------------------------------------------------------------------------------------

Operating profit
Automotive                                $  105       $  136       $  400       $  485
Space, Defense & Information Systems         106           77          327          235
---------------------------------------------------------------------------------------
Operating profit                             211          213          727          720
Company Staff and other                      (20)         (29)         (55)         (77)
Minority interest in earnings of
  consolidated subsidiaries                   (3)          (3)          (9)         (14)
Interest expense                             (24)         (20)        (100)         (57)
Earnings from affiliates                       -            5            3            8
---------------------------------------------------------------------------------------
Earnings before income taxes              $  164       $  166       $  566       $  580
---------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
(unaudited)


Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries except for two wholly owned insurance subsidiaries. The insurance subsidiaries and the investments in affiliated companies, which are not significant individually, are accounted for by the equity or cost method as appropriate.

Comprehensive Income

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

The components of comprehensive income, net of related tax, for the third quarter and first nine months of 1998 and 1997 are as follows:

                                               Third quarter ended    Nine months ended
(In millions)                                      September 30         September 30
                                               -------------------    -----------------
                                                 1998       1997       1998       1997
                                                 ----       ----       ----       ----

Net earnings                                     $104       $108       $359       $362
Unrealized gains on securities                     45         15         41         15
Foreign currency translation gains (losses)        77        (39)        68       (108)
                                                -----      -----      -----      -----
Comprehensive income                             $226       $ 84       $468       $269
                                                -----      -----      -----      -----


The components of accumulated other comprehensive income, net of related tax, at September 30, 1998 and December 31, 1997 are as follows:



                                            September 30        December 31
(In millions)                                       1998               1997
                                             -------------------------------
Unrealized gains on securities                      $ 53              $  12
Foreign currency translation gains (losses)          (62)              (130)
Minimum pension liability adjustments                 (2)                (2)
                                                    ----              -----
Accumulated other comprehensive income              $(11)             $(120)
                                                    ----              -----

Inventories

Inventories consist of the following:

(In millions)                           September 30     December 31
                                                1998            1997
                                        ------------     -----------

Finished products and work in process           $359            $292
Raw materials and supplies                       326             281
                                                ----            ----
                                                $685            $573
                                                ----            ----


Long-Term Liabilities

Long-term liabilities at September 30, 1998 and December 31, 1997 include $653 million, relating to postretirement benefits other than pensions.


Other (Income)Expense-Net

Other (income)expense-net included the following:

(In millions)                      Third quarter ended       Nine months ended
                                      September 30             September 30
                                   -------------------       ------------------
                                    1998        1997           1998       1997
                                    ----        ----           ----       ----

Other income                        $(14)       $(19)          $(95)      $(47)
Other expense                         19          18             52         48
Foreign currency translation           2           1              4          5
                                     ---         ---           ---         ---
                                    $  7        $  -           $(39)      $  6
                                     ---         ---            ---        ---

Other income for the nine months ended September 30, 1998 includes a $48.5 million benefit from the settlement of certain patent litigation.


Supplemental Cash Flow Information

                                                Nine months ended
(In millions)                                     September 30
                                              --------------------
                                              1998            1997
                                              ----            ----

Interest paid (net of amount capitalized)     $ 96             $56
Income taxes paid (net of refunds)            $396             $36


For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Earnings Per Share

                                                            Quarter ended           Nine months ended
In millions except per share data                           September 30               September 30
                                                         ------------------         ------------------
                                                           1998        1997           1998        1997
                                                           ----        ----           ----        ----
Numerator
  Net earnings                                           $104.2      $108.7         $359.4      $362.3
  Preferred stock dividends                                  .2          .1             .5          .4
                                                         ------      ------         ------      ------
  Numerator for basic earnings per
   share--earnings available to common
   shareholders                                           104.0       108.6          358.9       361.9

  Effect of dilutive securities
    Preferred stock dividends                                .2          .1             .5          .4
                                                         ------      ------         ------      ------

  Numerator for diluted earnings per share--
   earnings available to common shareholders
   after assumed conversions                             $104.2      $108.7         $359.4      $362.3
                                                         ------      ------         ------      ------

Denominator
  Denominator for basic earnings per
   share--weighted-average common shares                  120.5       123.1          121.7       124.0

  Effect of dilutive securities
    Convertible preferred stock                              .9         1.1             .9         1.0
    Employee stock options                                  1.8         3.2            2.3         3.1
                                                         ------      ------         ------      ------
  Dilutive potential common shares                          2.7         4.3            3.2         4.1

  Denominator for diluted earnings per
   share--adjusted weighted-average shares
   and assumed conversions                                123.2       127.4          124.9       128.1
                                                         ------      ------         ------      ------

Basic earnings per share                                 $  .86      $  .88         $ 2.95      $ 2.92
                                                          -----       -----          -----       -----

Diluted earnings per share                               $  .85      $  .85         $ 2.88      $ 2.83
                                                         ------      ------         ------      ------


Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

(In millions except per share data)
                                                                        Nine Months Ended
                                        Third Quarter                      September 30
                                -------------------------------   -------------------------------
                                                      Percent                            Percent
                                1998        1997      Inc (Dec)   1998         1997      Inc (Dec)
                                ----        ----      ---------   ----         ----      ---------
Sales                          $2,836      $2,521       13%      $8,959      $8,033       12%
Operating Profit               $  211      $  213       (1%)     $  727      $  720        1%
Net Earnings                   $  104      $  108       (4%)     $  359      $  362       (1%)
Diluted Earnings Per Share     $  .85      $  .85         -      $ 2.88      $ 2.83        2%
Effective Tax Rate               36.5%       34.4%                 36.5%       37.5%

Sales for the third quarter and first nine months of 1998 increased due to the acquisition of BDM, new contract awards in the space, defense and information systems business, and from higher volume in most automotive product lines. The increase in sales was partially offset by the reduction of $57 million due to a contract modification in the space, defense and information systems business and by lower volume due to the General Motors strike, the weakening economic conditions in Brazil and Asia and lower pricing across all product lines in the automotive segment. The increase in sales for the first nine months of 1998 was also partially offset by the effect of a strong U.S. dollar.

Third quarter operating profit declined slightly as operating profit increases related to the acquisition of BDM and excellent award fees earned on space programs were offset by a $12.6 million automotive restructuring charge, lower volume due to the General Motors strike, higher research and development expenditures, the costs of launching new automotive products, and the weakening economic conditions in Asia and Brazil. The contract modification in the space, defense and information systems business had no impact on operating profit or net earnings.

Operating profit for the first nine months of 1998 increased due to the acquisition of BDM, strong performance on space, defense and information systems contracts, the benefit from the settlement of certain patent litigation, cost reductions in the automotive business and higher automotive sales volume. The increase in operating profit was partially offset by lower automotive pricing, charges for litigation and contract reserves and severance costs relating to the combination of the Company's systems integration business with BDM, start-up costs for new facilities and new product introduction, higher research and development expenditures, the automotive restructuring charge, lower volume due to the General Motors strike and the effects of a strong U.S. dollar.

Net earnings for the third quarter reflect an $8 million charge relating to the automotive restructuring. Net earnings for the first nine months of 1998 included a $31.5 million benefit from the settlement of certain patent litigation, offset by $26.5 million in charges for litigation and contract reserves, severance costs relating to the combination of the Company's systems integration business with BDM and $8 million relating to the automotive restructuring charge.

Interest expense was $100 million for the first nine months of 1998 compared to $57 million for the first nine months of 1997. The increase in interest expense was primarily due to financing the acquisition of BDM. Third quarter interest expense included a reclassification of $8 million from interest expense to compensation expense relating to the appreciation on deferred compensation balances and the benefit from an interest accrual adjustment relating to litigation.

The higher 1998 third quarter effective tax rate was primarily attributable to the absence of certain federal and state tax incentives and the tax benefit from the realignment of certain foreign operations realized in 1997.


Automotive

                                                           Nine Months Ended
(In millions)                Third Quarter                   September 30
                     ------------------------------    ----------------------------
                                           Percent                         Percent
                     1998        1997      Inc (Dec)   1998       1997     Inc (Dec)
                     ----        ----      ---------   ----       ----     ---------

Sales                $1,685     $1,570       7%      $5,384     $5,239       3%
Operating Profit     $  105     $  136     (23%)     $  400     $  485     (17%)


The increase in sales for the third quarter and first nine months of 1998 was primarily due to higher volume in most product lines -- particularly occupant restraint systems and electrically assisted steering. The increase was partially offset by lower pricing across all product lines, primarily occupant restraint systems, weakening economic conditions in Brazil and Asia and lower volume due to the General Motors strike. The increase in sales for the first nine months of 1998 was also partially offset by the effect of a strong U.S. dollar.

Lower operating profit for the third quarter and first nine months of 1998 resulted as higher volume and cost reductions were offset by lower pricing, a $12.6 million restructuring charge for severance costs, lower volume due to the General Motors strike, higher research and development expenditures, the effects of launching new products and the weakening economic conditions in Asia and Brazil.


Space, Defense & Information Systems

                                                     Nine Months Ended
(In millions)              Third Quarter                September 30
                      ------------------------    ----------------------------

                                      Percent                         Percent
                      1998     1997   Inc (Dec)   1998       1997     Inc (Dec)
                      ----     ----   ---------   ----       ----     ---------

Sales                $1,151     $951     21%     $3,575     $2,794     28%
Operating Profit     $  106     $ 77     39%     $  327     $  235     39%

The increase in sales for the third quarter and first nine months of 1998 was primarily due to the acquisition of BDM, which contributed $230 million in sales for the third quarter and $684 million year-to-date, and new contract awards. The increase in sales was partially offset by the third quarter reduction of $57 million due to a contract modification.

The higher operating profit for the third quarter was due to the acquisition of BDM, excellent award fees earned on a number of Department of Defense space programs, and the continued success in commercial gallium arsenide product lines. The contract modification had no impact on operating profit.

The higher operating profit for the first nine months of 1998 was due to the acquisition of BDM, excellent award fees earned on a number of Department of

Defense space programs, continued success in commercial gallium arsenide product lines and the benefit from the settlement of certain patent litigation. The increase in operating profit for the first nine months of 1998 was partially offset by charges for litigation and contract reserves and severance costs relating to the combination of the Company's systems integration business with BDM.


LIQUIDITY AND FINANCIAL POSITION

In the first nine months of 1998, cash flow provided by operating activities of $316 million and a net increase in debt of $641 million were used to fund business acquisitions of $247 million, capital expenditures of $361 million, reacquisition of common stock of $179 million of which $5 million was for the settlement of shares purchased in 1997, dividend payments of $114 million and other items of $47 million. As a result, cash and cash equivalents increased by $9 million. Third quarter operating cash flow included tax payments of $180 million related to the closure of certain long-term contracts and an additional $60 million will be paid in the fourth quarter.

Net debt (short-term debt, the current portion of long-term debt and long-term debt less cash and cash equivalents) was $2.3 billion at September 30, 1998, compared to $1.6 billion at December 31, 1997. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) was
53.6 percent at September 30, 1998, compared to 47.8 percent at December 31,
1997.

During the first nine months of 1998, the Company refinanced short-term debt by issuing $659 million of notes and debentures that mature at various dates through 2028.

As of the end of the third quarter 1998, $268 million of short-term debt was reclassified to long-term debt as the Company intends to refinance the borrowings on a long-term basis and has the ability to do so under its U.S. and multicurrency revolving credit agreements.

During the first quarter 1998, the Company established a $1 billion Universal Shelf Registration Statement. Securities that may be issued under this shelf registration statement include debt securities, common stock, warrants to purchase debt securities and warrants to purchase common stock.

During the first nine months of 1998, 3,521,410 shares of TRW common stock were repurchased for $176 million, of which $2 million was settled in October 1998.

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

Year 2000

A company-wide Year 2000 ("Y2K") compliance program has been implemented to determine Y2K issues and define a strategy to assure Y2K compliance. The compliance program has four major areas: internal computer systems, factory floor systems, supplier and service management and products and contracts.

The general phases common to all areas of the compliance program are: Project Start-up; Inventory and Assessment; Conversion, Upgrade and Renovation; Validation, including testing; and Implementation. The Project Start-up and the Inventory and Assessment phases are essentially complete for all four areas of the program with a limited set of activities relating to the inventory and assessment phase scheduled to be complete by year-end. The remainder of the Y2K compliance program is scheduled to be completed by year-end 1999, except for certain Y2K upgrades for non-material and low priority items.

The Company's internal computer systems are comprised of engineering and research and development facilities, business computer systems, end user systems and technical infrastructure. The Company estimates that 49% of internal computer systems have been renovated to date. The remainder of the systems are expected to be renovated by year-end 1998 with a limited set of software upgrades and installations to be completed by April 1999 as initially planned by the Company. The Validation and Implementation phases for this area of the program are expected to be complete by the end of the first quarter 1999. The Company also expects critical contingency plans to be developed by the end of the first quarter 1999.

The factory floor systems are comprised of manufacturing and warehousing equipment. The Company estimates that the conversion, upgrade and renovation of these systems is 35% complete to date. A significant portion of the remaining systems are expected to be renovated by year-end 1998, however the renovation of a limited number of systems is expected to complete during the first six months of 1999. Validation, implementation and critical contingency planning for the systems being renovated in 1998, are expected to be complete by the end of the first quarter 1999. Validation, implementation and contingency planning related to the systems being renovated during the first six months of 1999 will complete by year-end 1999.

The Company is currently assessing Y2K issues associated with its automotive suppliers by working with the Automotive Industries Action Group (AIAG), which represents several of its largest automotive customers and major tier one suppliers. An analysis has been performed to assess each supplier's criticality and potential business risk to the Company. The analysis includes factors such as the amount purchased from the supplier and the availability of alternate sources of the items purchased. The AIAG sent self-assessment surveys to approximately 9,000 automotive suppliers on the Company's behalf. Approximately 30% of the surveys have been returned to the AIAG to date of which 27% have been released to the Company. The suppliers must provide a signed release in order for the completed surveys to be provided to the Company. The Company is contacting suppliers that have not responded to or released the survey to assure that the surveys and appropriate release forms are returned. In addition, telephone surveys, workshops, or on-site visits will be conducted by the Company for perceived high-risk suppliers. Service providers are also being surveyed to determine Y2K readiness. The Company expects the assessment and validation of automotive suppliers' and service providers' Y2K readiness to be complete by the end of the first quarter 1999. The Company also expects critical contingency plans to be developed for suppliers and service providers by the end of the first quarter 1999. Such plans may include alternate sourcing, stockpiling of inventory and supplies and disaster recovery scenarios.

For Space, Defense & Information Systems (SD&IS) suppliers and service providers, a similar assessment and validation process is underway. Self-assessment surveys were sent to approximately 3,500 suppliers, of which about 350 are critical to SD&IS, during the second quarter. To date, approximately 77% of those critical suppliers surveyed have responded and have certified compliance. Self-assessment surveys were distributed to the remaining 1,400 suppliers at the end of the third quarter with responses anticipated by the end of the fourth quarter. The Company is contacting suppliers that do not respond to the surveys to ensure that timely responses are received. The Company expects the assessment and validation of SD&IS suppliers and service providers to be complete by year-end 1998. The Company also expects critical contingency plans to be developed by the end of the first quarter 1999.

The Company has assessed its automotive products and determined that there should be no Y2K issues.

Contracts entered into by the Company, under which systems have been developed for commercial and government customers, after January 1, 1996 and contract modifications entered into after January 1, 1996 which add major scope to earlier contracts are being evaluated to determine the existence of material Y2K issues. The Company estimates that 60% of these contracts have been evaluated to date. The assessment and validation of these contracts are expected to be complete by year-end 1998. As the Company determines which systems it will be required to renovate, the Company will work together with the applicable customers to develop mutually acceptable plans and timetables for achieving Y2K compliance. As such timetables must be developed in cooperation with the applicable customers, the Company is currently unable to determine when such renovations will be complete. The Company does expect critical contingency plans to be developed by the end of the first quarter 1999.

As part of a continuing process, Y2K issues are being assessed as they are identified, using formal program reviews to assess progress and initiate required actions. As the Y2K compliance program proceeds, contingency plans will be prepared, updated and implemented as necessary to address the risks identified.

The Company has identified the most likely risks of Y2K noncompliance as the risk that automotive suppliers will not be Y2K compliant and the risk that contracts on which SD&IS is performing work will have Y2K-related performance issues. Due to the general uncertainty inherent in the Y2K problem, the Company is unable to determine at this time whether the consequences of Y2K compliance failures will have a material effect on the Company's results of operations or financial condition. In addition, the Company does not have control over service providers and as a result cannot currently estimate to what extent future operating results may be adversely affected by the failure of these service providers to successfully address their Y2K issues.

The total cost of the Y2K program is estimated to be $150 million and includes $77 million for capitalizable costs and $73 million of costs that will be expensed as incurred. The Company has expensed approximately $31 million to date and expects to expense an additional $12 million by year-end. The Company does not anticipate that the overall costs will have a material effect on the Company's financial results or financial condition.

The dates of completion and the costs of the project are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Y2K program differ materially from those anticipated, the Company's financial results and financial condition could be materially adversely affected.

Euro Conversion

On January 1, 1999, certain member countries of the European Union are scheduled to irrevocably fix the conversion rates between their national currencies and a common currency, the "Euro", which will become their legal currency on that date. The participating countries' former national currencies will continue to exist as denominations of the Euro between January 1, 1999 and January 1, 2002. The Company has established a Steering Committee that is currently evaluating the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, the competitive implications of cross-border price transparency, and other strategic implications. While still in the assessment phase, the Company does not expect the conversion to the Euro to have a material effect on its financial condition or results of operations.

Restructuring

On July 29, 1998, the Company announced actions intended to enhance the operating profit margins in its automotive businesses by 1.5 percentage points over the next two years, which will improve operating cash flow by approximately $100 million a year. To accomplish the improvements, the Company will implement the following actions: close 10 to 15 percent of the Company's 137 manufacturing plants; reduce employment by 7,500; eliminate $75 million, or 20 percent, of selling, general and administrative costs per year; reduce the cost of materials through more effective use of global sourcing and purchasing and by reducing the number of automotive suppliers by 50 percent over the next few years; improve productivity by reducing manufacturing costs by at least 25 percent over the next few years through the use of lean manufacturing practices and improved quality; and reduce aggregate capital expenditures by $300 million over the next five years. To implement these changes, the Company will take pre-tax charges of $125 to $150 million over the next 18 months, of which $12.6 million was expensed in the third quarter of 1998 related to severance costs.

FORWARD-LOOKING STATEMENTS

Statements in this filing that are not historical facts are forward-looking statements, which involve risks and uncertainties that could affect the Company's actual results. Important factors that could cause the Company's actual results to differ materially from the forward-looking statements contained in this report include the ability to achieve cost reductions, mitigate pricing pressure and effectively implement the restructuring program in the Company's automotive business, as well as the ability to effectively implement the company-wide Y2K compliance program in accordance with the estimated timetable and costs described herein. Additional factors can be found in the Company's Form 8-K filed with the Securities and Exchange Commission on May 29, 1998. The Company undertakes no obligation to update any forward-looking statement.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk exposures during the first nine months of 1998 that affect the disclosures presented in the Company's Annual Report to Shareholders for the year ended December 31, 1997.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         27   Financial Data Schedule

         99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statement of the Company: No. 333-48443, filed March 23, 1998)

(b)      Reports on Form 8-K:

         None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TRW Inc.



Date:  October 26, 1998                   By: /s/ William B. Lawrence
                                          --------------------------------------
                                          William B. Lawrence
                                          Executive Vice President and Secretary


                                          By: /s/ Carl G. Miller
                                          --------------------------------------
                                          Carl G. Miller
                                          Executive Vice President
                                          and Chief Financial Officer