Form 10-K
period 1998-12-31
TRW INC
filed 1999-03-19
CIK 100030

                                                                             TRW

1998

SEC FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
   [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $5,528,014,295 as of March 1, 1999. This amount was computed on the basis of the closing price of the registrant's voting securities included in the NYSE-Composite Transactions report for such date, as published in the Midwest edition of The Wall Street Journal.

As of March 1, 1999 there were 120,070,384 shares of TRW Common Stock, $0.625 par value, outstanding.

The following documents have been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement dated March 15, 1999               Part III
TRW Annual Report to Security Holders for the year
  ended December 31, 1998                              Parts I, II and IV

                                    TRW INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1998

                                                                                   PAGE
PART I                                                                             ----
Item 1.   Business................................................................   1

Item 2.   Properties..............................................................   7

Item 3.   Legal Proceedings.......................................................   8

Item 4.   Submission of Matters to a Vote of Security Holders.....................   9

Executive Officers of the Registrant..............................................   9

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...  10

Item 6.   Selected Financial Data.................................................  11

Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations.........................................................  11

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..............  11

Item 8.   Financial Statements and Supplementary Data.............................  11

Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..................................................  11

PART III
Item 10.  Directors and Executive Officers of the Registrant......................  12

Item 11.  Executive Compensation..................................................  12

Item 12.  Security Ownership of Certain Beneficial Owners and Management..........  12

Item 13.  Certain Relationships and Related Transactions..........................  12

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........  12

                                     PART I

ITEM 1.  BUSINESS

                 INDUSTRY SEGMENTS AND PRODUCT CLASSIFICATIONS

TRW is an international company that provides advanced technology products and services. The principal businesses of TRW and its subsidiaries are the design, manufacture and sale of products and the performance of systems engineering, research and technical services for industry and the United States Government in two industry segments: Automotive and Space, Defense & Information Systems. TRW's principal products and services include:

            - automotive systems and components;
            - spacecraft;
            - software and systems engineering support services;
            - electronic systems, equipment and services; and
            - information technology.

TRW was incorporated under the laws of Ohio on June 17, 1916. When used in this report, the terms "TRW" and the "Company" refer to TRW Inc., to TRW Inc. and its subsidiaries or to a subsidiary of TRW Inc.

AUTOMOTIVE

TRW's Automotive segment designs, manufactures and sells a broad range of steering, suspension, engine, safety, engineered fastening, electronic, and other components and systems for passenger cars and commercial vehicles. These products include:

          - occupant restraint systems, including sensors, steering wheels, airbag and seat belt systems;
          - steering systems, including hydraulic and electrically assisted power and manual rack and pinion steering for light vehicles, power steering systems and suspension components for commercial vehicles;
          - electrical and electronic controls, engineered fasteners and stud welding systems; and
          - engine valves and valve train parts.

TRW sells the products included in this industry segment primarily to automotive original equipment manufacturers. In addition, TRW sells its automotive components for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

On January 28, 1999, TRW and LucasVarity plc announced that they had reached agreement on the terms of a recommended cash tender offer to be made on behalf of TRW to acquire the entire issued and to be issued share capital of LucasVarity. Pursuant to the offer, which was approved by the Boards of Directors of both companies, TRW will pay 288 pence for each Ordinary Share of LucasVarity and pound sterling 28.80 for each American Depositary Share of LucasVarity, each representing ten Ordinary Shares, for an aggregate value of pound sterling 4.0 billion, or approximately $7.0 billion. The offer commenced on February 6, 1999, and is currently scheduled to expire on March 25, 1999, at 5:00 p.m. New York City time (10:00 p.m. London time). The acquisition received U.S. regulatory clearance by the Federal Trade Commission on February 13, 1999, and was approved by the European Commission on March 11, 1999. The offer remains contingent on valid acceptances being received with respect to no less than 90 percent of the total share capital outstanding or such lower percentage as TRW may decide, provided such securities carry in the aggregate more than 50 percent of the voting rights then normally exercisable at general meetings of LucasVarity securityholders, and other customary closing conditions.

SPACE, DEFENSE & INFORMATION SYSTEMS

TRW's Space, Defense & Information Systems segment includes spacecraft; electronic systems, equipment, components and services; systems integration, systems engineering services and software development; and information technology systems, products and services.

The Company's spacecraft activities include the design and manufacture of:

          - spacecraft equipment;
          - propulsion subsystems;
          - electro-optical and instrument systems;
          - spacecraft payloads;
          - high-energy lasers and laser technology; and
          - other high-reliability components.

The Company's electronic systems, equipment, components and services include the design and manufacture of:

          - space communication systems;
          - airborne reconnaissance systems;
          - unmanned aerial vehicles;
          - avionics systems;
          - commercial telecommunications; and
          - other electronic technologies for tactical and strategic applications.

TRW's systems integration, systems engineering services and software development are in the fields of:

          - military command and control;
          - strategic missiles;
          - intelligence requirements management;
          - public safety;
          - modeling and simulation;
          - training;
          - telecommunications;
          - image processing;
          - earth observation;
          - nuclear waste management;
          - air traffic control;
          - security and counterterrorism; and
          - other high-technology systems.

The Company's information technology systems, products and services are focused on:

          - defense;
          - health and human safety;
          - integrated supply chain;
          - warehousing;
          - logistics;
          - test and evaluation;
          - criminal justice;
          - tax systems modernization; and
          - financial applications.

TRW sells and distributes its products and services in this industry segment principally to the United States Government, agencies of the United States Government, state, local and foreign governments and international and commercial customers.

          - TRW's spacecraft business involves the sale to the United States Government of subsystems and components for space propulsion and unmanned spacecraft for defense, scientific research and communications purposes.

          - The Company sells its software and systems engineering and integration support services primarily to the United States Government defense agencies and to federal, civilian and other state and local governmental agencies. These services include a wide variety of computer software systems and analytical services for space and defense, air traffic control, and advanced communication and data retrieval applications.

          - Sales to the United States Government of electronic systems, equipment and services consist of systems and subsystems for defense and space applications, including communications, command and control, guidance, navigation, electric power, sensing and electronic display equipment.

          - TRW sells its information technology systems, products and services primarily to the United States Government, agencies of the United States Government, state, local and foreign governments and international and commercial customers.

While classified projects are not discussed in this report, the operating results relating to classified projects are included in the Company's consolidated financial statements, and the business risks associated with such projects do not differ materially from those of other projects for the United States Government.

TRW also performs diverse testing and general research projects in many of the technical disciplines related to its space, defense and information systems products and services under both private and United States Government contracts, including several advanced defense system projects.

                          RESULTS BY INDUSTRY SEGMENT

Reference is made to the information relating to the Company's industry segments, including sales, segment profit before tax and segment assets attributable to each segment for each of the years 1996 through 1998, presented under the note entitled "Operating Segments" in the Notes to Financial Statements on pages 57 through 59 of the TRW 1998 Annual Report. Such information is incorporated herein by reference.

                        FOREIGN AND DOMESTIC OPERATIONS

TRW manufactures products or has facilities in 31 countries throughout the world. TRW's operations outside the United States are in Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Japan, South Korea, Malaysia, the Marshall Islands, Mexico, the Netherlands, Panama, Poland, Portugal, Saudi Arabia, Singapore, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. TRW also exports products manufactured by it in the United States. Such export sales accounted for:

          - 6 percent of total sales during 1998, or $674 million;
          - 7 percent of total sales during 1997, or $732 million; and
          - 8 percent of total sales during 1996, or $764 million.

TRW's foreign operations are subject to the usual risks that may affect such operations, including, among other things:

          - customary exchange controls and currency restrictions;
          - currency fluctuations;
          - changes in local economic conditions;
          - exposure to possible expropriation or other government actions;
          - unsettled political conditions; and
          - foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons.

Most of the identifiable assets associated with TRW's foreign operations are located in countries where the Company believes such risks to be minimal. Recent economic conditions in the Asia Pacific region and Latin America, primarily Brazil, have had a negative impact on the Company's operations. Future economic conditions in these regions could have continued unfavorable effects in 1999.

Reference is made to the information relating to the dollar amounts of sales and property, plant and equipment-net by geographic area for each of the years 1996 through 1998 presented under the note entitled "Operating Segments" in the Notes to Financial Statements on pages 57 through 59 of the TRW 1998 Annual Report. Such information is incorporated herein by reference.

                                    GENERAL

COMPETITION

TRW encounters intense competition in substantially all segments of its business. The Company's competitive position varies for its different products and services. However, TRW believes that it is a significant supplier of many of the products it manufactures and of many of the services it provides.

In the Automotive segment, competitors include independent suppliers of parts and components as well as the Company's original equipment customers, many of whom are integrated manufacturers who produce or could produce substantial portions of their requirements for parts and components internally. Some of the integrated manufacturers are becoming more aggressive in attempting to sell components to other automotive manufacturers and have or are considering spinning off all or a portion of their components operations which might also make such operations more aggressive competitors. Depending on the particular product, the number of the Company's competitors varies significantly and many of the products have high capital requirements and require high engineering content. In the Automotive segment, the principal methods of competition are:

          - price;
          - engineering excellence;
          - product quality;
          - customer service;
          - delivery time; and
          - proprietary position.

TRW competes for contracts covering a variety of United States Government projects and programs, principally in the Space, Defense & Information Systems segment of its business. Such competition is based primarily on:

          - technical ability;
          - product quality; and
          - price.

TRW's competitors for United States Government contracts typically are large, technically-competent firms with substantial assets, some of which have become considerably larger in recent years.

CUSTOMERS

Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, represented the following portions of TRW's total sales:

          - 35 percent for 1998, or $4,119 million;
          - 33 percent for 1997, or $3,523 million; and
          - 32 percent for 1996, or $3,121 million.

Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, represented the following portions of the sales of the Space, Defense & Information Systems segment:

          - 88 percent in 1998, or $4,118 million;
          - 93 percent in 1997, or $3,523 million; and
          - 93 percent in 1996, or $3,120 million.

As with all companies engaged in United States Government contracting, TRW is subject to certain unique business risks, including:

          - dependence on Congressional appropriations and administrative allotment of funds;
          - changes in United States Government policies that may reflect military and political developments;
          - time required for design and development;
          - significant changes in contract scheduling;
          - complexity of designs and the rapidity with which they become obsolete;
          - necessity of design improvements;
          - difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work; and
          - other factors characteristic of the industry.

United States Government contracting laws also provide that the United States Government is to do business only with responsible contractors. In this regard, the United States Department of Defense and other federal agencies have the authority, under certain circumstances, to suspend or debar a contractor or organizational parts of a contractor from further United States Government contracting for a certain period "to protect the Government's interest." Such action may be taken for, among other reasons, commission of fraud or a criminal offense in connection with a United States Government contract. A suspension may also be imposed if a contractor is indicted for such matters. In the event of any suspension or debarment, the Company's existing contracts would continue unless terminated or canceled by the United States Government under applicable contract provisions.

Other than the United States Government, TRW's largest customers (determined by including sales to their affiliates throughout the world but excluding sales to such customers or their affiliates that ultimately result in sales to the United States Government) are Ford Motor Company, Volkswagen AG and General Motors Corporation. Such sales by TRW's Automotive segment to Ford, Volkswagen and General Motors, and their respective subsidiaries, accounted for the following portions of sales of the Automotive segment:

          - 20 percent, 13 percent and 9 percent, respectively, during 1998;
          - 21 percent, 12 percent and 7 percent, respectively, during 1997; and
          - 23 percent, 10 percent and 9 percent, respectively, during 1996.

Had Chrysler Corporation and Daimler Benz AG been combined as of January 1, 1998, sales by TRW's Automotive segment to the combined entity and its subsidiaries would have accounted for 13 percent of the sales of the Automotive segment in 1998.

Such sales by TRW's Automotive segment to Ford and its subsidiaries accounted for the following portions of TRW's total sales:

          - 12 percent for 1998, or $1,423 million;
          - 14 percent for 1997, or $1,469 million; and
          - 15 percent for 1996, or $1,470 million.

BACKLOG

The backlog of orders for TRW's domestic operations, without options, is estimated to have been approximately $6,010 million at December 31, 1998 and $6,025 million at December 31, 1997. Of those amounts, United States Government business, directly or indirectly, is estimated to have accounted for approximately $5,119 million at December 31, 1998 and $5,469 million at December 31, 1997. Reported backlog at the end of 1998 does not include approximately $6.6 billion of negotiated and priced, but unexercised, options for defense and non-defense programs. Unexercised options at the end of 1997 were valued at $3.6 billion. The exercise of options is at the discretion of the customer and, in the case of United States Government contracts, is dependent on future government funding. Of the total domestic backlog, 96 percent at December 31, 1998 and 1997 was attributable to the Space, Defense & Information Systems segment. Substantially all of the backlog attributable to United States Government business is related to that segment.

The determination of TRW's backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature. A substantial portion of the variations in TRW's estimated backlog in recent years is attributable to the timing of the award and performance of United States Government and certain other contracts. Subject to various qualifications, including those set forth herein, and assuming no terminations, cancellations or changes and completion of orders in the normal course, TRW has estimated that approximately 49 percent of the December 31, 1998 backlog will be delivered in 1999, 31 percent in 2000 and 20 percent thereafter.

United States Government contracts and related customer orders generally may be terminated in whole or in part at the convenience of the United States Government whenever the United States Government believes that such termination would be in its best interest. Multi-year United States Government contracts and related orders may be canceled if funds for contract performance for any subsequent contract year become unavailable. If any of its United States Government contracts were terminated or canceled under these circumstances, TRW generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. Whether the occurrence of any such termination or cancellation would have an adverse effect on TRW would depend upon the particular contract and the circumstances of the termination or cancellation.

Backlog data and comparisons as of different dates may not be reliable indicators of either future sales or the ratio of future direct and indirect United States Government sales to other sales.

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

RESEARCH AND DEVELOPMENT

Research and development costs totaled:

          - $2,143 million in 1998;
          - $2,146 million in 1997; and
          - $1,997 million in 1996.

Of these amounts, customer-funded research and development was:

          - $1,425 million in 1998;
          - $1,501 million in 1997; and
          - $1,425 million in 1996.

Company-funded research and development costs, which included research and development for commercial products, independent research and development and bid and proposal work related to government products and services, totaled:

          - $522 million in 1998;
          - $461 million in 1997; and
          - $412 million in 1996.

A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts. Company-funded product development costs, including engineering and field support for new customer requirements, were:

          - $196 million in 1998;
          - $184 million in 1997; and
          - $160 million in 1996.

The 1997 amounts exclude the $548 million charge for purchased in-process research and development associated with the acquisition of BDM International, Inc. Reference is made to the information concerning this charge in "Management's Discussion and Analysis of the Results of Operations and Financial Condition" under the caption "Acquisitions" on pages 31 and 32 of the TRW 1998 Annual Report. Such information is incorporated herein by reference.

EMPLOYEES

At December 31, 1998, TRW had approximately 78,000 employees, of whom approximately 37,800 were employed in the United States.

RAW MATERIALS AND SUPPLIES

Materials used by TRW include or contain:

        - steel                         - special alloys
        - stainless steel               - sodium azide
        - pig iron                      - glass
        - ferro-chrome                  - ceramics
        - aluminum                      - plastic powders and laminations
        - brass                         - carbon and plastic materials
        - copper                        - synthetic rubber
        - tin                           - paper
        - platinum                      - gold, silver, nickel, zinc and copper plating materials

TRW also purchases from suppliers various types of equipment and component parts that may include such materials. TRW's operations depend upon the ability of its suppliers of materials, equipment and component parts to meet performance and quality specifications and delivery schedules. In some cases, there is only a limited number of suppliers for a material or product due to the specialized nature of the item. Shortages of certain raw materials, equipment and component parts have existed in the past and may exist again in the future. TRW has taken a number of steps to protect against and to minimize the effect of such shortages. However, any future inability of TRW to obtain raw materials, equipment or component parts could have a material adverse effect on the Company. TRW's operations also depend on adequate supplies of energy. TRW has continued its programs to conserve energy used in its operations and has made available alternative sources of energy.

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

A reserve estimate reflecting cost ranges is established using standard engineering cost estimating techniques for each matter for which sufficient information is available. In the determination of cost ranges, the professional judgment of the Company's environmental engineers, in consultation with outside environmental specialists, when necessary, is considered. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 1998, the Company had reserves for environmental matters of $64 million, including $7 million of additional accruals recorded during the year. The Company aggressively pursues reimbursement for environmental costs from its insurance carriers. Insurance recoveries are recorded as a reduction of environmental costs when fixed and determinable.

The Company does not believe that compliance with environmental protection laws and regulations will have a material effect upon its capital expenditures or competitive position, and TRW's capital expenditures for environmental control facilities during 1999 and 2000 are not expected to be material to the Company. The Company believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on the Company's earnings. However, the Company cannot predict the effect on the Company's earnings of expenditures for aspects of certain matters for which there is insufficient information. See also "Legal Proceedings" on the following page. In addition, the Company cannot predict the effect on the Company's earnings of compliance with environmental laws and regulations with respect to currently unknown environmental matters or the possible effect on the Company's earnings of compliance with environmental requirements imposed in the future.

CAPITAL EXPENDITURES -- PROPERTY, PLANT AND EQUIPMENT

During the five years ended December 31, 1998, TRW's capital expenditures and the net book value of its assets retired or sold were:

                                                                  (IN MILLIONS)
                                              -----------------------------------------------------
                                                     CAPITAL EXPENDITURES
                                              -----------------------------------
                                                  LAND,                                 NET BOOK
                                                BUILDINGS      MACHINERY                VALUE OF
                 YEAR ENDED                   AND LEASEHOLD       AND                ASSETS RETIRED
                DECEMBER 31,                  IMPROVEMENTS     EQUIPMENT    TOTAL       OR SOLD
                ------------                  -------------    ---------    -----    --------------
     1998...................................       $92           $452       $544          $40
     1997...................................        86            463        549           54
     1996...................................        76            424        500           29
     1995...................................        74            392        466           21
     1994...................................        92            396        488           19

On an industry segment basis, capital expenditures during 1998 and 1997 were as follows:

                                                                  (IN MILLIONS)
                                                              ---------------------
                                                              CAPITAL EXPENDITURES
                         YEAR ENDED                           ---------------------
                        DECEMBER 31,                          AUTOMOTIVE     SD&IS
                        ------------                          -----------    ------
     1998...................................................     $390         $147
     1997...................................................      390          156

Of total capital expenditures, 52 percent in 1998 and 56 percent in 1997 were invested in the United States.

ITEM 2.  PROPERTIES

TRW's operations include numerous manufacturing, research and development and warehousing facilities. TRW owns or leases principal facilities located in 21 states plus the District of Columbia in the United States and in 30 other countries. Approximately 48 percent of the principal domestic facilities are used by the Automotive segment and 52 percent are used by the Space, Defense & Information Systems segment. The Automotive segment uses a substantial majority of the foreign facilities.

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

Reference is made to the information concerning long-term rental obligations under operating leases presented under the note entitled "Lease Commitments" in the Notes to Financial Statements on page 54 of the TRW 1998 Annual Report. This information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

During 1996, the United States Department of Justice, or the DOJ, advised the Company that it had been named as a defendant in two lawsuits brought by Richard
D. Bagley, a former employee of the Company's former Space & Technology Group, and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, Bagley filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and certain additional allegations. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, Bagley withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to Bagley's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations contained therein. At the same time, the Company filed counterclaims against both Bagley and the federal government. On July 20, 1998, both Bagley and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against Bagley and the federal government and took under advisement Bagley's motion to dismiss certain other counterclaims. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.

On December 15, 1987, the Commissioner of the Indiana Department of Environmental Management issued an Order to TRW and several other respondents relating to alleged contamination of the public water supply in Shelbyville, Indiana by, among other sources, two closed facilities that were formerly operated by TRW's Connectors Division. The Order requires the respondents to fund the relocation of the main well field for Shelbyville to a location that can provide a safe source of potable water and to perform a remedial investigation of the source and extent of contamination within a one-mile radius of the well field. The Order also requires the respondents to pay civil penalties of $25,000 per day for violations of law that allegedly occurred prior to issuance of the Order. TRW has filed a petition for review of the Order. The Order is not expected to have a material effect on the Company's financial position.

TRW Vehicle Safety Systems Inc., a wholly-owned subsidiary of the Company, has reported to the Arizona Department of Environmental Quality, or ADEQ, potential violations of the Arizona hazardous waste law at its Queen Creek, Arizona facility for the possible failure to properly label and dispose of wastewater that might be classified as hazardous waste. ADEQ is conducting an investigation into these potential violations and the Company is cooperating with the investigation. If ADEQ initiates proceedings against the Company with respect to such matters, the Company could be liable for penalties and fines and other relief. The Arizona State Attorney General also is investigating matters, and federal, civil and criminal governmental investigations with respect to these potential violations are ongoing. Management is currently evaluating this matter and is unable to make a meaningful estimate of the amount or range of possible liability, if any, at this time, although management believes that the Company would have meritorious defenses.

On July 21, 1997, the United States Environmental Protection Agency, or EPA, issued a notice of violation to the Company under the Clean Air Act with respect to air emissions at the former Izumi Industries, Corporation, Inc. facility in Yaphank, New York. TRW acquired this facility in November 1996. The EPA informed TRW that the New York State Department of Environmental Conservation, or DEC, would be the lead agency in this action. On August 15, 1997, the DEC commenced an administrative enforcement action against the Company under the New York Environmental

Conservation Law with respect to such emissions. On September 11, 1997, the Company agreed to an Order of Consent with the DEC, pursuant to which the Company has paid a $300,000 civil penalty to the DEC and has initiated certain specified actions to bring the facility into compliance with applicable regulatory standards relating to air emissions. These matters are not expected to have a material effect on TRW's financial position. TRW is seeking reimbursement from Izumi Industries, Corporation, Inc. for the costs arising from the Order of Consent.

In 1992, Vinnell Mining & Minerals Corporation and Atlas Corporation, an unrelated third party, entered into a Consent Decree with the United States Environmental Protection Agency with respect to an operable unit of the Atlas Asbestos Mine Superfund site in Fresno County, California. Vinnell Mining & Minerals Corporation is a wholly-owned indirect subsidiary of BDM International, Inc. that was acquired by the Company in December 1997. The Consent Decree provides, among other things, for the remediation of the site and reimbursement of oversight costs upon submission of appropriate documentation to Vinnell and Atlas. On March 31, 1998, Vinnell and Atlas filed a Motion to Enforce the Consent Decree in the U.S. District Court for the Eastern District of California to obtain judicial review of the oversight cost documentation requirements. On April 6, 1998, the EPA issued a Statement of Decision stating that Vinnell and Atlas must pay the contested oversight costs, plus interest. The EPA has also taken the position that Vinnell and Atlas are subject to stipulated daily penalties under the Consent Decree as of March 20, 1998. The Consent Decree provides for maximum daily penalties of up to $6,250. Management believes that the ultimate resolution of this matter will not have a material effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages of and the positions and offices held by, each person designated an executive officer of the Company as of March 1, 1999, together with the offices held by each such person during the last five years, are listed below. Each executive officer is elected annually and, unless the executive officer resigns or terminates employment with the Company or is removed from office by action of the Company's Directors, will hold office for the ensuing year or until a successor is elected in accordance with the Company's Regulations.

                                           POSITIONS AND BUSINESS EXPERIENCE
     NAME           AGE                       DURING THE PAST FIVE YEARS
     ----           ---                    ---------------------------------
B. Blankenstein     60          Executive Vice President and General Manager, TRW
                                  Automotive, Europe and General Manager, TRW's Engine
                                  Components product line (1999 to the present)
                                Executive Vice President and General Manager, TRW
                                  Steering, Suspension & Engine Group (1996 - 1998)
                                Managing Director, TRW Deutschland GmbH (1995 - 1996)
                                Vice President and General Manager, TRW's Global Engine
                                  Components business (1994 - 1996)
                                Managing Director, TRW Motorkomponenten GmbH & Co. KG
                                  (1991 - 1995)
J. T. Gorman        61          Chairman of the Board and Chief Executive Officer (1988
                                  to the present) and Director (1984 to the present)
T. W. Hannemann     56          Executive Vice President and General Manager, TRW Space
                                  & Electronics Group (1993 to the present)
H. V. Knicely       62          Executive Vice President, Human Resources and
                                  Communications (1995 to the present)
                                Executive Vice President, Human Resources,
                                  Communications & Information Resources (1989 - 1994)
W. B. Lawrence      54          Executive Vice President, General Counsel and Secretary
                                  (1997 to the present)
                                Executive Vice President, Planning, Development &
                                  Government Affairs
                                  (1989 - 1997)
C. G. Miller        56          Executive Vice President and Chief Financial Officer
                                  (1996 to the present)
                                Executive Vice President, Chief Financial Officer and
                                  Controller (1996)
                                Vice President and Controller (1990 - 1996)

                                           POSITIONS AND BUSINESS EXPERIENCE
     NAME           AGE                       DURING THE PAST FIVE YEARS
     ----           ---                    ---------------------------------
P. A. Odeen         63          Executive Vice President and General Manager, TRW
                                  Systems & Information Technology Group (1998 to the
                                  present)
                                President, Chief Executive Officer and Director, BDM
                                  International, Inc.
                                  (1992 - 1997)
J. S. Remick        60          Executive Vice President and General Manager, TRW
                                  Automotive (1999 to the present)
                                Executive Vice President and General Manager, TRW
                                  Occupant Restraint Systems Group (1996 - 1998)
                                Executive Vice President and General Manager, TRW
                                  Steering, Suspension & Engine Group (1995 - 1996)
                                Vice President and Deputy General Manager, Automotive
                                  (1995)
                                Vice President and General Manager, TRW Steering &
                                  Suspension Systems, North and South America
                                  (1991 - 1995)
P. Staudhammer      65          Vice President, Science & Technology (1993 to the
                                  present)
J. P. Stenbit       58          Executive Vice President, TRW Telecommunications (1998
                                  to the present)
                                Executive Vice President and General Manager, TRW
                                  Systems Integration Group (1994 - 1997)
R. D. Sugar         50          Executive Vice President (1999 to the present)
                                Executive Vice President and General Manager, TRW
                                  Automotive Electronics Group (1996 to 1998)
                                Executive Vice President and Chief Financial Officer
                                  (1994 - 1996)

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Reference is made to the information set forth in the table presented under "Stock Prices and Dividends (Unaudited)" on page 61 of the TRW 1998 Annual Report and to the information presented under the note entitled "Debt and Credit Agreements" in the Notes to Financial Statements on pages 52 and 53 of the TRW 1998 Annual Report. The information contained in such table and the information contained in the second-to-last paragraph of text in such note to financial statements are incorporated herein by reference.

The Company's Common Stock is traded principally on the New York Stock Exchange and is also traded on the Chicago, Pacific, Philadelphia, London and Frankfurt exchanges.

On March 1, 1999, there were 24,317 shareholders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
                                                        ------------------------------------------------
                                                                    YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                         1998       1997       1996      1995      1994
                                                        -------    -------    ------    ------    ------
Sales.................................................  $11,886    $10,831    $9,857    $9,568    $8,491
Earnings (loss) from continuing operations before
  cumulative effect of accounting changes.............      477        (49)      182       395       277
Per share of Common Stock:
  Diluted earnings-- continuing operations............     3.83       (.40)     1.37      2.94      2.09
Basic earnings--continuing operations.................     3.93       (.40)     1.41      3.02      2.14
Cash dividends declared...............................     1.28       1.24      1.17      1.05      .985
Total assets..........................................    7,169      6,410     5,899     5,670     5,435
Long-term debt........................................    1,353      1,117       458       539       693
Shares used in computing per share amounts:
  Diluted.............................................    124.4      123.7     132.8     134.4     132.9
  Basic...............................................    121.3      123.7     128.7     130.6     129.2

In 1997, earnings (loss) from continuing operations include a $548 million, $4.43 per share, one-time noncash charge related to in-process research and development associated with the acquisition of BDM.

In 1996, the Company recorded special charges of $202 million after tax, $1.52 per share, primarily for actions taken, in part, to enhance the Company's competitiveness. Also during 1996, the Company applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," resulting in the recognition of $50 million after tax, $0.38 per share, of impairment losses which were primarily a result of technological changes and the decision to close certain facilities in the Automotive segment.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 28 through 37 of the TRW 1998 Annual Report. Such information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 28 through 37 of the TRW 1998 Annual Report. Reference is also made to the information presented under the heading "Summary of Significant Accounting Policies" in the Notes to Financial Statements on pages 43 through 45 of the TRW 1998 Annual Report. Such information is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the financial statements headed "Statements of Earnings," "Balance Sheets," "Statements of Cash Flows" and "Statements of Changes in Shareholders' Investment," and the accompanying notes thereto, on pages 39 through 59 of the TRW 1998 Annual Report. Reference is also made to the information included in the table presented under the heading "Quarterly Financial Information (Unaudited)" on page 60 of such report. Such statements, the accompanying notes and such table are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the information relating to TRW's Directors which is presented under the heading "Board of Directors" on pages 4 through 7 of the TRW Proxy Statement dated March 15, 1999, as filed with the Securities and Exchange Commission. Reference is made to the information relating to Section 16(a) compliance which is presented under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 27 of the TRW Proxy Statement. Such information is incorporated herein by reference.

See the information presented in Part I of this Report under the heading "Executive Officers of the Registrant" for information relating to TRW's executive officers.

ITEM 11.  EXECUTIVE COMPENSATION

Reference is made to the information presented under the heading "Compensation of Executive Officers" on pages 12 through 22 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Director Compensation" on pages 10 and 11 of the TRW Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Reference is made to the information presented under the heading "Management Ownership of Shares" on pages 11 and 12 of the TRW Proxy Statement. Reference is also made to the information presented under the caption "Outstanding Securities" on pages 26 and 27 of the TRW Proxy Statement. Such information is incorporated herein by reference.

There are no agreements or arrangements known to TRW that might, at a subsequent date, result in a change in control of TRW.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reference is made to the information presented under the heading "Director Compensation" on pages 10 and 11 of the TRW Proxy Statement. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES

     (1) FINANCIAL STATEMENTS

        The following financial statements of the registrant and its subsidiaries included in the TRW 1998 Annual Report are incorporated herein by reference:

             Statements of Earnings -- Years ended December 31, 1998, 1997 and
                  1996 (page 39)

             Balance Sheets -- December 31, 1998 and 1997 (page 40)

             Statements of Cash Flows -- Years ended December 31, 1998, 1997 and
                  1996 (page 41)

             Statements of Changes in Shareholders' Investment -- Years ended
                  December 31, 1998, 1997 and 1996 (page 42)

             Notes to Financial Statements -- (pages 43 -- 59)

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

(3) EXHIBITS

      2(a)  Offer to Purchase dated February 6, 1999 (Exhibit (a)(1) to TRW's
            Schedule 14D-1 dated February 5, 1999, is incorporated herein by reference).
      2(b) Form of Irrevocable Undertakings executed by each director of LucasVarity plc (Exhibit (c)(1) to TRW's Schedule 14D-1 dated February
            5, 1999, is incorporated herein by reference).
      2(c)  Break-up Fee Agreement, dated January 28, 1999 between TRW and
            LucasVarity plc (Exhibit (c)(2) to TRW's Schedule 14D-1 dated February
            5, 1999, is incorporated herein by reference).
      3(a) Amended Articles of Incorporation as amended May 5, 1997 (Exhibit 3(a) to TRW Quarterly Report on Form 10-Q for the quarter ended March 31,
            1997, is incorporated herein by reference).
      3(b)  Regulations as amended April 30, 1980 (Exhibit 3(b) to TRW Annual
            Report on Form 10-K for the year ended December 31, 1980, is incorporated herein by reference).
      4(a)  Rights Agreement dated as of April 24, 1996 between TRW Inc. and
            National City Bank, as Rights Agent (Exhibit 1 to TRW Form 8-A
            Registration Statement dated April 25, 1996, is incorporated herein by reference).
      4(b)  Indenture between TRW Inc. and The Chase Manhattan Bank (National
            Association), as successor Trustee, dated as of May 1, 1986 (Exhibit 2 to TRW Form 8-A Registration Statement dated July 3, 1986, is incorporated herein by reference).
      4(c)  First Supplemental Indenture between TRW Inc. and The Chase Manhattan
            Bank (National Association), as successor Trustee, dated as of July
            26, 1989 (Exhibit 4(b) to TRW Form S-3 Registration Statement, File
            No. 33-30350, is incorporated herein by reference).
      4(d) Distribution Agreement, dated April 13, 1998, between TRW Inc. and each of Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co. and
            J.P. Morgan Securities Inc., regarding $1,000,000,000 Medium-Term
            Notes, Series D, due nine months or more from the date of issuance
            (Exhibit 1 to TRW Inc.'s Current Report on Form 8-K dated April 13,
            1998, is incorporated herein by reference).
      4(e)  Form of Medium Term Note, Series D (Exhibit 4 to TRW Inc.'s Current
            Report on Form 8-K dated April 13, 1998, is incorporated herein by reference).
    *10(a)  1979 Stock Option Plan as amended April 28, 1982 (Exhibit A to TRW
            Proxy Statement dated March 18, 1982, is incorporated herein by reference).
    *10(b)  TRW Operational Incentive Plan (Exhibit 10(b) to TRW Annual Report on
            Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).
    *10(c)  TRW Executive Health Care Plan as amended and restated effective
            August 1,1995 (Exhibit 10(c) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).
    *10(d)  1984 Stock Option Plan (Exhibit A to TRW Proxy Statement dated March
            19, 1984, is incorporated herein by reference).
    *10(e) 1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 1989, is incorporated herein by reference).
    *10(f)  1994 TRW Long-Term Incentive Plan as amended and restated effective
            February 4, 1997 (Exhibit 10(f) to TRW Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).
    *10(g) 1997 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 12, 1997, is incorporated herein by reference).
    *10(h)  Amendment dated as of December 9, 1998 to 1997 TRW Long-Term Incentive
            Plan.
    *10(i) Form of Strategic Incentive Grant (Exhibit 10(h) to TRW Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).
    *10(j)  Form of U.S. Nonqualified Stock Option Agreement (Exhibit 10(i) to TRW
            Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference).
    *10(k)  Form of U.S. Transferable Nonqualified Stock Option Agreement (Exhibit
            10(j) to TRW Annual Report on Form 10-K for the year ended December
            31, 1997, is incorporated herein by reference).
    *10(l)  Form of Director Transferable Nonqualified Stock Option Agreement
            (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended
            December 31, 1997, is incorporated herein by reference).
    *10(m)  Form of Stock Option Agreement Qualified under the laws of France.

    *10(n)  Deferred Compensation Plan for Non-Employee Directors of TRW Inc.
            dated July 1, 1997 (Exhibit 10(d) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, is incorporated herein by reference).
    *10(o)  TRW Directors' Pension Plan as amended and restated effective August
            1, 1990 (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference).
    *10(p)  Amendment to the TRW Directors' Pension Plan (as Amended and Restated
            Effective August 1, 1990) effective June 30, 1997 (Exhibit 10(n) to
            TRW Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference).
    *10(q) Form of Amended and Restated Employment Continuation Agreements with executive officers (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).
    *10(r)  TRW Inc. Deferred Compensation Plan (as Amended and Restated Effective
            January 1, 1999).
    *10(s)  TRW Benefits Equalization Plan (as Amended and Restated Effective
            January 1, 1999).
    *10(t)  TRW Supplementary Retirement Income Plan (as Amended and Restated
            Effective January 1, 1999).
    *10(u)  TRW Inc. Key Executive Life Insurance Plan dated as of February 7,
            1996 (Exhibit 10(v) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).
    *10(v)  TRW Inc. Financial Counseling Program (Exhibit 10(w) to TRW Annual
            Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).
     10(w)  Three Year Revolving Credit Agreement dated July 1, 1992 among TRW
            Inc. and various financial institutions (Exhibit 19.1 to TRW Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1992, is incorporated herein by reference).
     10(x) Amendment dated June 30, 1993 to Three Year Revolving Credit Agreement dated July 1, 1992 among TRW Inc. and various financial institutions
            (Exhibit 10.1 to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, is incorporated herein by reference).
     10(y)  Amendment dated as of March 1, 1994 to Three Year Revolving Credit
            Agreement dated July 1, 1992 among TRW Inc. and various financial institutions (Exhibit 10(cc) to TRW Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference).
     10(z)  Amendment dated February 28, 1995 to Multi-Year Revolving Credit
            Agreement (formerly entitled Three Year Revolving Credit Agreement) dated July 1, 1992 among TRW Inc. and various financial institutions
            (Exhibit 10(u) to TRW Annual Report on Form 10-K for the year ended
            December 31, 1994, is incorporated herein by reference).
     10(aa) Amendment dated May 8, 1996 to Multi-Year Revolving Credit Agreement
            (formerly entitled Three Year Revolving Credit Agreement) dated July
            1, 1992 among TRW Inc. and various financial institutions (Exhibit
            10(y) to TRW Annual Report on Form 10-K for the year ended
            December 31, 1996, is incorporated herein by reference).
     10(bb) Amendment to Multi-Year Revolving Credit Agreement (as Amended and
            Restated as of May 8, 1996), dated as of August 7, 1997 among TRW Inc.
            and various financial institutions (Exhibit 10(a) to TRW Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference).
    *10(cc) Consulting Agreement dated September 18, 1997 between TRW Inc. and
            G.H. Heilmeier (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference).
    *10(dd) TRW Inc. Stock Plan for Non-Employee Directors (as Amended and
            Restated Effective August 1, 1995) (Exhibit 10.1 to TRW Quarterly
            Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference).
     10(ee) Revolving Credit Agreement dated as of December 10, 1997 among TRW
            Inc. and various financial institutions (Exhibit 10(ee) to TRW Annual
            Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference).
     10(ff) Amendment dated as of December 8, 1998 to Revolving Credit Agreement dated as of December 10, 1997 among TRW Inc. and various financial institutions.

    *10(gg) Employment Agreement dated as of November 20, 1997 between TRW Inc.
            and Philip A. Odeen (Exhibit 10(ff) to TRW Annual Report on Form 10-K
            for the year ended December 31, 1997, is incorporated herein by reference).
    *10(hh) Form of 1998-2000 Strategic Incentive Program Grant (Exhibit 10(gg) to
            TRW Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference).
     10(ii) Amended and Restated Credit Agreement dated as of January 27, 1999, and amended and restated as of February 26, 1999, among TRW and various financial institutions (Exhibit (b)(2) to TRW's Schedule
            14D-1/A dated March 2, 1999, is incorporated herein by reference).
     12     Computation of Ratio of Earnings to Fixed Charges -- Unaudited
            (Supplement to Exhibit 12 of the following Form S-3 Registration
            Statements of the Company: No. 33-32870, filed September 20, 1991, No.
            33-61711, filed August 10, 1995, No. 333-43931, filed January 8, 1998 and No. 333-48443, filed March 23, 1998).
     13     Portions of the TRW Annual Report to Security Holders for the year ended December 31, 1998 incorporated herein by reference.
     21     Subsidiaries of the Registrant.
     23(a)  Consent of Independent Auditors.
     23(b)  Consent of Independent Auditors (with respect to financial statements of The TRW Canada Stock Savings Plan).
     24(a)  Power of Attorney.
     24(b)  Certified Resolutions.
     27     Financial Data Schedule.
     99(a)  Financial Statements of The TRW Canada Stock Savings Plan for the year ended December 31, 1998.

            Certain instruments with respect to long-term debt have not been filed as exhibits as the total amount of securities authorized under any one of such instruments does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees to furnish to the Commission a copy of each such instrument upon request.

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

                                             TRW Inc.

Date: March 19, 1999
                                             By   /s/ WILLIAM B. LAWRENCE
                                              ----------------------------------
                                                     William B. Lawrence,
                                                 Executive Vice President and
                                                          Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                          TITLE                      DATE
 J. T. GORMAN*        Chairman of the Board,                 March 19, 1999
                        Chief Executive Officer
                        and Director
 C. G. MILLER*        Executive Vice President and           March 19, 1999
                        Chief Financial Officer
 T. A. CONNELL*       Vice President and Controller          March 19, 1999
 M. H. ARMACOST*      Director                               March 19, 1999
 M. FELDSTEIN*        Director                               March 19, 1999
 R. M. GATES*         Director                               March 19, 1999
 C. H. HAHN*          Director                               March 19, 1999
 G. H. HEILMEIER*     Director                               March 19, 1999
 K. N. HORN*          Director                               March 19, 1999
 E. B. JONES*         Director                               March 19, 1999
 W. S. KISER*         Director                               March 19, 1999
 D. B. LEWIS*         Director                               March 19, 1999
 J. T. LYNN*          Director                               March 19, 1999
 L. M. MARTIN*        Director                               March 19, 1999
 R. W. POGUE*         Director                               March 19, 1999



William B. Lawrence, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                                  March 19, 1999
*By   /s/ WILLIAM B. LAWRENCE
    -------------------------------
         William B. Lawrence,
           Attorney-in-fact

REPORT OF INDEPENDENT AUDITORS

Shareholders and Directors
TRW Inc.

We have audited the consolidated financial statements of TRW Inc. and subsidiaries listed in Item 14(a)(1) of the annual report on Form 10-K of TRW Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        /s/  Ernst & Young LLP

Cleveland, Ohio
January 19, 1999