Form 10-Q
period 1999-03-31
TRW INC
filed 1999-05-17
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____to______


                          Commission file number 1-2384
                                                ---------

                                    TRW Inc.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Ohio                                           34-0575430
----------------------------------             ---------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)





                    1900 Richmond Road, Cleveland, Ohio 44124
      -------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (216) 291-7000
      -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

              As of May 7, 1999, there were 120,365,445 shares of
                TRW Common Stock, $0.625 par value, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------



Statements of Earnings (unaudited)
TRW Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Quarter ended
                                                                                                     March 31
In millions except per share data                                                             1999              1998
----------------------------------------------------------------------------------------------------------------------------
Sales                                                                                       $3,097            $3,095
Cost of sales                                                                                2,618             2,575
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                                   479               520

Administrative and selling expenses                                                            184               199
Research and development expenses                                                              144               121
Purchased in-process research and development                                                   85                 -
Interest expense                                                                                43                38
Other (income)expense-net                                                                       16               (42)
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                     7               204
Income taxes                                                                                    35                75
----------------------------------------------------------------------------------------------------------------------------
Net earnings(loss)                                                                          $  (28)           $  129
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK
   Diluted earnings(loss) per share                                                         $ (.24)           $ 1.03
   Basic earnings(loss) per share                                                           $ (.24)           $ 1.05
   Dividends declared                                                                       $  .00            $  .00
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
Shares used in computing per share amounts
     Diluted                                                                                 120.1             126.2
     Basic                                                                                   120.1             122.6
----------------------------------------------------------------------------------------------------------------------------

Balance Sheets (unaudited)
TRW Inc. and subsidiaries
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          March 31            December 31
In millions                                                                                   1999                   1998
-------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                                             $ 1,058                $    83
     Accounts receivable                                                                     2,826                  1,721
     Inventories                                                                             1,123                    616
     Prepaid expenses                                                                          275                    104
     Net assets of acquired businesses held for sale                                           739                      -
     Deferred income taxes                                                                     326                    179
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                         6,347                  2,703

Property, plant and equipment-on the basis of cost                                           7,986                  6,604
     Less accumulated depreciation and amortization                                          3,890                  3,921
-------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment-net                                                      4,096                  2,683

Intangible assets
     Intangibles arising from acquisitions                                                   3,759                    850
     Other                                                                                     780                    360
-------------------------------------------------------------------------------------------------------------------------------
                                                                                             4,539                  1,210
     Less accumulated amortization                                                             150                    143
-------------------------------------------------------------------------------------------------------------------------------
Total intangible assets-net                                                                  4,389                  1,067
Investments in affiliated companies                                                            335                    243
Long-term deferred income taxes                                                                  -                     33
Other notes and accounts receivable                                                            349                    227
Prepaid pension cost                                                                         2,198                      -
Other assets                                                                                   437                    213
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           $18,151                $ 7,169
-------------------------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                                                       $ 1,837                $   839
     Short-term payable for LucasVarity plc                                                  2,899                      -
     Accounts payable                                                                        1,614                    964
     Current portion of long-term debt                                                         677                     30
     Other current liabilities                                                               1,890                  1,185
-------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                    8,917                  3,018

Long-term liabilities                                                                        1,764                    826
Long-term payable for LucasVarity plc                                                        3,359                      -
Long-term debt                                                                               1,663                  1,353
Long-term deferred income taxes                                                                590                      -
Minority interests in subsidiaries                                                             131                     94
Capital stock                                                                                   75                     75
Other capital                                                                                  459                    457
Retained earnings                                                                            1,991                  2,021
Treasury shares-cost in excess of par value                                                   (625)                  (637)
Accumulated other comprehensive income(loss)                                                  (173)                   (38)
-------------------------------------------------------------------------------------------------------------------------------
Total shareholders' investment                                                               1,727                  1,878
-------------------------------------------------------------------------------------------------------------------------------
                                                                                           $18,151                $ 7,169
-------------------------------------------------------------------------------------------------------------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------------------------
                                                                                                  Quarter ended
                                                                                                     March 31
In millions                                                                                   1999              1998
----------------------------------------------------------------------------------------------------------------------------
Operating activities
Net earnings(loss)                                                                          $  (28)           $  129
Adjustments to reconcile net earnings(loss) to net cash
     provided by operating activities:
     Purchased in-process research and development                                              85                 -
     Depreciation and amortization                                                             142               135
     Deferred income taxes                                                                       2               (68)
     Other-net                                                                                 (43)                5
Changes in assets and liabilities, net of effects of businesses acquired:
     Accounts receivable                                                                      (255)             (162)
     Inventories and prepaid expenses                                                           32               (23)
     Accounts payable and other accruals                                                       (49)              (29)
     Other-net                                                                                 (20)              (33)
----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                         (134)              (46)
----------------------------------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                                                          (111)             (140)
Purchase of LucasVarity plc shares                                                            (519)                -
Acquisitions, net of cash acquired                                                             (36)             (228)
Other-net                                                                                        -                13
----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                         (666)             (355)
----------------------------------------------------------------------------------------------------------------------------

Financing activities
Increase (decrease) in short-term debt                                                         705               (40)
Proceeds from debt in excess of 90 days                                                        524               620
Principal payments on debt in excess of 90 days                                               (180)             (110)
Reacquisition of common stock                                                                    -               (24)
Dividends paid                                                                                 (40)              (38)
Other-net                                                                                        1                14
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    1,010               422
----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                                         (9)                1
----------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                          201                22
Acquired cash and cash equivalents of LucasVarity                                              774                 -
Cash and cash equivalents at beginning of quarter                                               83                70
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of quarter                                                 $1,058             $  92
----------------------------------------------------------------------------------------------------------------------------

Results by Business Segments (unaudited)
TRW Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------------------------
                                                                                                       Quarter ended
                                                                                                          March 31
In millions                                                                                        1999             1998
----------------------------------------------------------------------------------------------------------------------------
Sales
Automotive                                                                                       $1,965            $1,886
Aerospace & Information Systems                                                                   1,132             1,209
----------------------------------------------------------------------------------------------------------------------------
Sales                                                                                            $3,097            $3,095
----------------------------------------------------------------------------------------------------------------------------



Segment profit before income taxes
Automotive                                                                                       $  136            $  149
Aerospace & Information Systems                                                                      99               126
----------------------------------------------------------------------------------------------------------------------------
Segment profit before income taxes                                                                  235               275
Purchased in-process research and development                                                        85                 -
Corporate expense and other                                                                          89                31
Financing costs                                                                                      54                40
----------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                                                     $    7            $  204
----------------------------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
(unaudited)


Principles of Consolidation
---------------------------

The financial statements include the accounts of the Company and its subsidiaries except for four wholly owned insurance subsidiaries. The insurance subsidiaries and the investments in affiliated companies are accounted for by the equity or cost method as appropriate. The consolidated financial statements reflect the preliminary allocation of the purchase price for LucasVarity plc (LucasVarity), which may be adjusted as further information becomes available, and the consolidated results of LucasVarity's operations and cash flows subsequent to the date of acquisition, March 25, 1999.


Acquisition
-----------

On February 6, 1999, TRW commenced an offer for the entire issued share capital of LucasVarity. The offer was declared unconditional in all respects on March 25, 1999. On March 29, 1999, TRW issued notices to those LucasVarity shareholders who had not already accepted the offer, informing them that it intended to exercise its rights under section 429 of the Companies Act of 1985 to acquire compulsorily all LucasVarity shares that had not been acquired in the offer. At midnight on May 10, 1999, TRW compulsorily acquired all shares that had not been acquired in the offer, thereby closing the acquisition of LucasVarity.

LucasVarity manufactures and supplies advanced technology systems, products and services in the automotive and aerospace industries. It is a major producer of braking systems, fuel injection systems, electrical and electronic systems and has a significant position in aftermarket operations and services.

LucasVarity provides the aerospace industry with high integrity systems in engine controls, electrical power generation and management, flight controls and cargo handling, all backed by a worldwide customer support operation.

LucasVarity is headquartered in the U.K. and employs approximately 51,000 employees worldwide. LucasVarity maintains the majority of its operating facilities in Europe and the United States.

The aggregate cash purchase price for LucasVarity was approximately $6.8 billion and the transaction was accounted for as a purchase business combination.

Assets and liabilities have been recorded based on their respective fair values. The preliminary purchase price allocation resulted in an $85 million charge to earnings, with no income tax benefit, for the fair value of acquired in-process research and development that had not reached technological feasibility and had no future alternative use.

The fair values of acquired in-process research and development and identified intangible assets were determined using the income approach under the proportional method. A risk adjusted discount rate of 18 percent representing the cost of capital and a premium for the risk was used to discount the projects' cash flows. Operating margins were assumed to be similar to historical margins of similar products. The size of the applicable market was verified for reasonableness with outside research sources. The projects were in various stages of completion ranging from approximately 40 to 80 percent complete as of the valuation date. The stage of completion for each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed from late 1999 through 2002. The estimated cost to complete the projects is $65 million.

The estimated goodwill and the preliminary allocation of the purchase price are summarized as follows:

(In millions)

Cash purchase price                                                                $6,778

Cash and cash equivalents                                                             774
Accounts receivable                                                                   888
Inventory                                                                             552
Net assets of businesses held for sale                                                739
Prepaid expenses                                                                      136
Current deferred income taxes                                                         149
Property, plant and equipment                                                       1,531
Intangible assets                                                                     413
Prepaid pension costs                                                               2,198
Other assets                                                                          414
                                                                                    -----
Total assets                                                                        7,794

Accounts payable                                                                     (686)
Other accruals                                                                       (798)
Debt                                                                                 (938)
Long-term liabilities                                                                (932)
Long-term deferred income taxes                                                      (631)
                                                                                   ------
Total liabilities                                                                  (3,985)

Minority interest                                                                     (39)

Purchased in-process research and development                                          85
                                                                                   ------
Excess of purchase price over fair value of net assets acquired                    $2,923
                                                                                   ======


Goodwill is being amortized on a straight-line basis over 40 years and identifiable intangible assets are being amortized on a straight-line basis over useful lives ranging from 16 to 30 years.

Pro forma financial statements are not included in this filing as the first quarter 1999 and the first quarter 1998 are comparable, except that the first quarter 1999 reflects approximately $5 million of LucasVarity's net earnings subsequent to March 25, the date of acquisition, as well as the $85 million charge to earnings, with no income tax benefit, for in-process research and development. Pro forma financial information can be found in TRW's Current Report on Form 8-K, originally filed with the Securities and Exchange Commission on March 26, 1999, as amended on May 17, 1999.


Foreign Exchange Contracts
--------------------------

The Company enters into forward exchange contracts which hedge firm foreign currency commitments, anticipated transactions and certain intercompany transactions. At March 31, 1999, the Company had contracts outstanding amounting to $1.2 billion denominated principally in the British pound, the U.S. dollar, the Spanish peseta, the French franc, the German deutsche mark, the Euro and the Canadian dollar, maturing at various dates through January 2007. Contracts outstanding increased from $162 million at December 31, 1998 primarily due to the acquisition of LucasVarity.

A foreign currency option transaction for a notional amount of approximately $42 million was outstanding at March 31, 1999. The option was settled during

April 1999, and the Company will recognize a before tax gain of approximately $1 million in the second quarter.

The combined fair market value of the forward exchange contracts and the foreign currency option was approximately $85 million at March 31, 1999, primarily all of which related to LucasVarity. The fair market value of forward contracts at December 31, 1998 was $1 million. Changes in market value of the contracts which hedge firm foreign currency commitments and intercompany transactions are generally included in the basis of the transactions. Changes in market value of the contracts which hedge anticipated transactions are generally recognized in earnings.

Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and the Company anticipates that these financial institutions will satisfy their obligations under the contracts.


Interest Rate Swap Agreements
-----------------------------

In anticipation of offering debt securities to finance the acquisition of LucasVarity, the Company entered into forward starting interest rate swaps during the first quarter of 1999 with a mandatory cash settlement in the second quarter. These agreements effectively fixed the base rate of interest on an aggregate notional principal amount of $900 million of debt that the Company plans to issue. The fair market value of the forward starting interest rate swaps is approximately $5 million at March 31, 1999. Net payments or receipts under the agreements will be recognized as an adjustment to interest expense. The agreements were entered into with major financial institutions, and the Company anticipates that the financial institutions will satisfy their obligations under the agreements. No collateral is held in relation to the agreements.


Issuance of a Subsidiary's Stock
--------------------------------

The Company includes gains or losses arising from the issuance of a subsidiary's or equity affiliate's stock in non-operating income.


Comprehensive Income
--------------------

The components of comprehensive income, net of related tax, for the first quarter of 1999 and 1998 are as follows:

                                                                                         Quarter ended
(In millions)                                                                               March 31
                                                                              ------------------------------------
                                                                                    1999                 1998
                                                                                    ----                 ----
Net earnings(loss)                                                                $ (28)                $ 129
Foreign currency translation adjustments                                           (124)                  (23)
Unrealized gain(loss) on securities                                                 (11)                    2
                                                                                  -----                 -----
Comprehensive income(loss)                                                        $(163)                $ 108
                                                                                  -----                 -----

The components of accumulated other comprehensive income, net of related tax, at March 31, 1999 and December 31, 1998 are as follows:

                                                                  March 31               December 31
(In millions)                                                         1999                      1998
                                                             ------------------------------------------
Foreign currency translation adjustments                            $(179)                    $ (55)
Unrealized gain on securities                                          19                        30
Minimum pension liability adjustments                                 (13)                      (13)
                                                                    -----                      ----
Accumulated other comprehensive income(loss)                        $(173)                     $(38)
                                                                    -----                      ----


New Accounting Pronouncement
----------------------------

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for years beginning after June 15, 1999. However, the Company is considering earlier adoption. The effect this statement will have on the Company's results of operations and financial condition has not yet been determined.


Divestitures
------------

On May 17, 1999, the Company announced it will divest its engine businesses, which consist of TRW Engine Components and Lucas Diesel System operations; TRW Nelson Stud Welding; and the LucasVarity Wiring companies.

Sales included in the Company's first quarter of 1999 and 1998 statements of earnings for the businesses to be sold were $174 million and $153 million, respectively. The first quarter of 1999 included sales of $25 million for LucasVarity Wiring companies and Lucas Diesel Systems operations.

The Company's investment in the LucasVarity Wiring companies and Lucas Diesel Systems operations is included in the balance sheet caption "Net assets of acquired businesses held for sale".

The Company expects to complete the divestitures of these businesses by year end 1999.


Operating Segments
------------------

On April 28, 1999, TRW announced a reorganization of its business into two segments: Automotive and Aerospace & Information Systems. TRW's and LucasVarity's automotive businesses were combined into TRW's Automotive Segment and TRW's space, defense and information systems businesses were combined with LucasVarity's aerospace business to form the Aerospace & Information Systems Segment.

As a result of the acquisition of LucasVarity, segment assets increased significantly. However, as the valuation to determine the value of the assets applicable to each segment has not been finalized, the Company cannot currently provide the value of the segment assets for the Automotive Segment and the Aerospace & Information Systems Segment.

The caption "Financing costs" displayed in the reconciliation of segment profit before income taxes to consolidated earnings before income taxes includes interest expense as well as the underwriting and participation fees associated with the acquisition of LucasVarity.

Inventories
-----------

Inventories consist of the following:

                                                                               March 31           December 31
(In millions)                                                                      1999                  1998
                                                                       ------------------------------------------

Finished products and work in process                                            $  642                $  316
Raw materials and supplies                                                          481                   300
                                                                                  -----                 -----
                                                                                 $1,123                $  616
                                                                                  -----                 -----

The increase in inventory is due to the acquisition of LucasVarity.


Long-Term Liabilities
---------------------

Long-term liabilities at March 31, 1999 and December 31, 1998, include $1,169 million and $651 million, respectively, relating to postretirement benefits other than pensions. The increase is due to the acquisition of LucasVarity.


Other (Income)Expense-Net
-------------------------

Other (income)expense-net included the following:

                                                                                        Quarter ended
(In millions)                                                                              March 31
                                                                       ------------------------------------------
                                                                                   1999                 1998
                                                                                   ----                 ----

Other income                                                                       $(40)                $(66)
Other expense                                                                        36                   22
Gain from issuance of equity affiliate's stock                                      (29)                   -
Foreign currency exchange                                                            49                    2
                                                                                   ----                 ----
                                                                                   $ 16                 $(42)
                                                                                   ----                 ----

During the first quarter 1999, RF Micro Devices, Inc. (RFMD), an equity affiliate which designs, develops, manufactures and markets priority radio frequency integrated circuits for wireless communications applications, issued 2,012,500 shares of stock at $61.44 per share in a registered public offering. First quarter 1999 "Other(income)expense-net" included a gain of $29 million from the issuance of stock by RFMD. The Company's ownership decreased from 32 percent to 27 percent primarily due to the issuance of these shares. Deferred taxes have been appropriately provided on the gain.

In addition, first quarter 1999 other income included $15 million from the Company's sale of 287,500 shares of RFMD common stock in the registered public offering. First quarter 1999 other expense included a $10 million before tax charge for underwriting and participation fees incurred to secure committed credit facilities related to the acquisition of LucasVarity. First quarter 1999 foreign currency exchange included a $50 million nonrecurring before tax loss on foreign currency hedges related to the acquisition of LucasVarity. First quarter 1998 other income included a $49 million benefit from the settlement of certain patent litigation.

Supplemental Cash Flow Information
----------------------------------

                                                                                       Quarter ended
(In millions)                                                                             March 31
                                                                       ------------------------------------------
                                                                                 1999                 1998
                                                                                 ----                 ----
Interest paid (net of amount capitalized)                                         $47                  $30
Income taxes paid (net of refunds)                                                $33                  $41

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

During the first quarter of 1999, the Company incurred short-term borrowings of approximately $519 million to finance the purchase of LucasVarity's Ordinary Shares on the open market. In addition, a $6.3 billion payable was incurred for LucasVarity shares tendered into the offer. During April 1999, the Company settled a significant portion of the payable for LucasVarity shares by issuance of commercial paper.


Earnings Per Share
------------------
The effects of convertible preferred stock and employee stock options were excluded from the calculation of 1999 diluted earnings per share as they would have been antidilutive.

                                                                                         Quarter ended
(In millions except per share data)                                                        March 31
                                                                        ----------------------------------------
                                                                                 1999                  1998
                                                                                 ----                  ----
NUMERATOR
 Net earnings(loss)                                                            $(28.4)               $129.4
 Preferred stock dividends                                                         .3                    .2
                                                                                   --                    --
 Numerator for basic earnings per share--
  earnings(loss) available to common
  shareholders                                                                  (28.7)                129.2
 Effect of dilutive securities
  Preferred stock dividends                                                         -                    .2
                                                                                 ----                 -----
 Numerator for diluted earnings per
  share--earnings(loss) available to common
  shareholders after assumed conversions                                      $ (28.7)               $129.4
                                                                                 ----                 -----

DENOMINATOR
 Denominator for basic earnings per share--
  weighted-average common shares                                                120.1                 122.6
 Effect of dilutive securities
  Convertible preferred stock                                                       -                    .9
  Employee stock options                                                            -                   2.7
                                                                                -----                 -----
 Dilutive potential common shares                                                   -                   3.6
 Denominator for diluted earnings per share--
  adjusted weighted-average shares and
  assumed conversions                                                           120.1                 126.2
                                                                                -----                 -----

Basic earnings(loss) per share                                                $(0.24)                $ 1.05
                                                                                ----                  -----
Diluted earnings(loss) per share                                              $(0.24)                $ 1.03
                                                                                ----                  -----


Contingencies
-------------

During 1997, TRW Vehicle Safety Systems Inc., a wholly owned subsidiary of the Company, reported to the Arizona Department of Environmental Quality (ADEQ) potential violations of the Arizona hazardous waste law at its Queen Creek, Arizona facility for the possible failure to properly label and dispose of wastewater that might be classified as hazardous waste. ADEQ is conducting an investigation into these potential violations and the Company is cooperating with the investigation. If ADEQ initiates proceedings against the Company with respect to such matters, the Company could be liable for penalties and fines and other relief. The Arizona State Attorney General also is investigating matters, and federal, civil and criminal governmental investigations with respect to these potential violations are ongoing. Management is currently evaluating this matter and is unable to make a meaningful estimate of the amount or range of possible liability, if any, at this time, although management believes that the Company would have meritorious defenses.

During 1996, the Company was advised by the United States Department of Justice
(DOJ) that it had been named as a defendant in two lawsuits brought by a former employee of the Company's former Space & Technology Group and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, the former employee filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, the former employee withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to the former employee's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations against the Company contained therein. At the same time, the Company filed counterclaims against both the former employee and the federal government. On July 20, 1998, both the former employee and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against the former employee and the federal government and took under advisement the former employee's motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company's subcontracts. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.


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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------


RESULTS OF OPERATIONS

(In millions except per share data)

                                                                                   First Quarter
                                                               ----------------------------------------------------
                                                                                                        Percent
                                                                   1999               1998              Inc(Dec)
                                                               ---------------    ----------------    -------------

Sales                                                            $3,097             $3,095                 -
Segment profit before income taxes                                  235                275               (15)%
Net earnings(loss)                                                  (28)               129              (122)%
Diluted earnings(loss) per share                                  (0.24)              1.03              (123)%
Effective tax rate                                                504.6%             36.50%


Sales of $3.1 billion were essentially unchanged compared with the first quarter of 1998. An increase in sales as a result of the inclusion of $106 million from LucasVarity, subsequent to March 25, 1999, the date of acquisition, was offset by a decrease in the aerospace and information systems business.

A net loss of $28 million, or a net loss of $.24 per share, was reported in the first quarter 1999 compared with net earnings of $129 million, or $1.03 per share, reported in the first quarter 1998.

First quarter 1999 net loss included the following: an $85 million charge, with no income tax benefit, for the fair value of acquired in-process research and development that had not reached technological feasibility and had no future alternative use; a $28 million after tax charge for a commercial fixed-price contract and a capped cost reimbursable contract for the U.S. Army; a non-recurring after tax loss of $33 million relating to forward contracts and currency options to purchase British pounds in connection with the LucasVarity acquisition; and $52 million of up front underwriting and participation fees to secure committed credit facilities and fees for unutilized credit facilities of which $12 million, or $8 million after tax, was charged to expense in the first quarter of 1999.

First quarter 1999 net loss also included after tax gains of $19 million from the public offering of stock by RFMD and $10 million from the Company's sale of 287,500 shares of RFMD stock in the public offering. The Company may, from time to time, sell a portion of the remaining RFMD stock it owns. In addition, approximately $5 million of LucasVarity's net earnings subsequent to March 25, the date of acquisition, were included in the first quarter of 1999.

First quarter 1998 net earnings included a $32 million benefit from the settlement of certain patent litigation, offset in part by $22 million in charges for litigation, contract reserves, and severance costs relating to the combination of the Company's systems integration business with BDM International, Inc., acquired in 1997.

Interest expense was $43 million for the first quarter of 1999, compared to $38 million for the first quarter 1998, primarily due to financing higher working capital requirements and the purchase of LucasVarity shares in the open market.

The effective tax rate for continuing operations was 504.6 percent for the first quarter 1999 compared to 36.5 percent in 1998. Excluding the write-off of purchased in-process research and development, which has no tax benefit, the effective tax rate would have been 38.4 percent. The higher effective tax rate for the first quarter 1999 was primarily attributable to the tax impact of nondeductible intangibles associated with the LucasVarity acquisition and the mix of non-U.S. earnings.


Automotive
(In millions)
                                                                                   First Quarter
                                                               ----------------------------------------------------
                                                                                                         Percent
                                                                      1999               1998            Inc(Dec)
                                                               ---------------    ----------------    -------------

Sales                                                               $1,965             $1,886              4%
Segment profit before income taxes                                     136                149             (9)%


In the automotive segment, first quarter 1999 sales increased to $2.0 billion from $1.9 billion in the first quarter of 1998 due to the inclusion of LucasVarity automotive operations. Higher volume, primarily in Europe in the occupant restraints and electronics businesses, was offset by lower pricing across all product lines.

Automotive segment profit before tax decreased to $136 million, compared with $149 million in the first quarter of 1998. First quarter 1999 segment profit before tax included $9.7 million in charges relating to the previously announced restructuring program and the results of LucasVarity's automotive business subsequent to the date of acquisition. The decline in segment profits resulted primarily from delays in anticipated savings associated with the automotive restructuring program and start-up costs related to new facilities and products. Lower pricing and production inefficiencies, offset in part by higher volume and cost reductions, also contributed to the decline in segment profits.

The automotive restructuring program is currently behind plan and delays in achieving cost savings have negatively impacted automotive margins. However, the Company remains committed to implementing the cost-reduction steps and improving segment margins to achieve its goals. In the first quarter of 1999, the Company eliminated approximately 500 of the 4,500 suppliers targeted for reduction, while achieving a 20 percent improvement in supplier quality parts per million.


Aerospace & Information Systems
(In millions)
                                                                                   First Quarter

                                                               ----------------------------------------------------
                                                                                                         Percent
                                                                      1999               1998            Inc(Dec)
                                                               ---------------    ----------------    -------------

Sales                                                               $1,132             $1,209              (6)%
Segment profit before income taxes                                      99                126             (21)%


In the Aerospace & Information Systems segment, first quarter 1999 sales decreased to $1.1 billion from $1.2 billion in 1998. The decline in sales in the quarter resulted from delays in the start-up of commercial space programs, reduced funding on current programs, including a contract modification announced in 1998, the termination of the SBIRS-Low contract, contracts nearing completion, and lower than expected growth in commercial information technology, offset in part by new contract awards.

Segment profit before tax decreased to $99 million in 1999, compared with $126 million in the first quarter of 1998. The decline in segment profit before tax resulted from the lower sales volume and increased product development costs associated with commercial programs.

Included in the 1999 segment results was a before tax gain of approximately $44 million from the public offering of stock by RFMD and the Company's sale of 287,500 shares of RFMD stock in the public offering. This gain was offset by a $43 million before tax charge for a commercial fixed-price contract and a capped cost reimbursable contract for the U.S. Army.

First quarter 1998 segment profit included a benefit from the settlement of certain patent litigation, offset in part by charges for litigation and contract reserves and severance costs relating to the combination of the Company's systems integration business with BDM.


ACQUISITIONS

LucasVarity
On March 25, 1999, TRW acquired LucasVarity for approximately $6.8 billion in cash. The acquisition was accounted for as a purchase. The preliminary purchase price allocation resulted in an $85 million charge to earnings, with no income tax benefit, for the fair value of acquired in-process research and development (IPR&D) that had not reached technological feasibility and had no future alternative use, $412 million of identified intangible assets including intellectual property and workforce, $177 million of fixed assets and $30 million of inventory.

The fair value of IPR&D was determined using the income approach under the proportional method. The following projects were included in the valuation: next generation caliper of $26 million, next generation ABS brakes of $23 million, electro hydraulic braking of $12 million, aerospace engine controls of $18 million, and electrical parking brake of $6 million.

A risk adjusted discount rate of 18 percent representing the cost of capital and a premium for the risk was used to discount the projects' cash flows. Operating margins were assumed to be similar to historical margins of similar products. The size of the applicable market was verified for reasonableness with outside research sources. The projects were in various stages of completion ranging from approximately 40 to 80 percent complete as of the valuation date. The stage of completion for each project was estimated by evaluating the cost to complete, complexity of the technology, and time to market. The projects are anticipated to be completed from late 1999 through 2002. The estimated cost to complete the projects is $65 million.

The Company currently anticipates that these projects will be successfully developed as budgeted for both the estimated cost and time of completion. Any delay or cancellation of the projects would not have a material adverse impact on the results of operations or the financial condition of the Company.

See the "Acquisitions" footnote in the Notes to Financial Statements for further discussion of the LucasVarity acquisition.

Astrolink LLC
On May 6, 1999, TRW announced that it will make a $250 million investment in Astrolink LLC, a strategic venture initiated by Lockheed Martin. In addition to TRW's investment, Lockheed Martin Global Telecommunications will invest $400 million, and Telespazio, a Telecom Italia Group Company, will invest $250 million. With this funding, Astrolink will commence construction of a system that will make it the world's first global, on-demand, wireless broadband service provider, scheduled to offer service in 2003.

Astrolink will focus on the high-growth area of broadband data services, carrying traffic for Internet, intranet, multimedia and corporate data networks. TRW will build the digital, packet-switched communications payloads for Astrolink's satellites, and will have the opportunity to be an Astrolink service provider. TRW's $250 million investment will be made in five installments over the next eighteen months.

BDM International, Inc.
During 1997, the Company acquired BDM International, Inc., resulting in a charge for in-process research & development of $548 million. To date, several commercial projects, including the Web-enabled warehouse and distribution project, have been delayed about one year due to the following circumstances: competitive pressures in the information technology markets requiring different or added functionality; delay in industry standards to be enacted by third parties; change in internal project staffing; and increased focus on Year 2000 compliance by customers. The costs to complete the projects are substantially unchanged from the assumptions used in the valuation.

The Company anticipates that these projects will be successfully developed; however, there can be no assurance that the products will be viable in the rapidly changing commercial marketplace.


LIQUIDITY AND FINANCIAL POSITION

In the first quarter of 1999, a net increase in debt of $1,049 million was used to fund open market purchases of LucasVarity's Ordinary Shares of $519 million, operating activities of $134 million, capital expenditures of $111 million, dividend payments of $40 million, acquisitions of $36 million and other items of $8 million. As a result, cash and cash equivalents increased by $201 million. In addition, the Company received $774 million of cash and cash equivalents as part of the LucasVarity acquisition.

Net debt (short-term debt, the current portion of long-term debt, long-term debt and the payables for LucasVarity less cash and cash equivalents) was $9.4 billion at March 31, 1999, compared to $2.1 billion at December 31, 1998. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) was 83 percent at March 31, 1999, compared to 52 percent at December 31, 1998.

During the first quarter of 1999, the Company incurred short-term borrowings of approximately $519 million to finance the purchase of LucasVarity's Ordinary Shares on the open market. In addition, a $6.3 billion payable was incurred for LucasVarity shares tendered into the offer. During April 1999, the Company settled a significant portion of the payable for LucasVarity shares by issuance of commercial paper.

At March 31, 1999, $3.6 billion of short-term obligations, primarily payable for LucasVarity tendered shares, were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

The Company received fully underwritten financing for the acquisition of LucasVarity in the form of a $7.4 billion two-tranche credit agreement with 59 banks. Tranche one of $3.7 billion expires December 31, 1999 and the second tranche expires January 26, 2000 with an option to extend the maturity of up to $2 billion of borrowings to January 26, 2001. The interest rates under the agreement are the prime rate and a rate based on a London Interbank Offered Rate. At March 31, 1999, there were no outstanding borrowings under this agreement. Issuance of long-term debt securities in the public or private capital markets and the net proceeds from divestitures, among other things, reduce the amount of the commitments by 100 percent under tranche one until it is zero and then by 50 percent under tranche two, with a maximum reduction under tranche two of $1.7 billion.

During the first quarter of 1999, the Company amended the terms of its $750 million and $745 million U.S. revolving credit agreements and its $250 million multicurrency revolving credit agreement to change commitment fees, borrowing margins and other key terms and conditions to conform to the terms of the $7.4 billion agreement. In addition, the expiration date of the $745 million agreement was extended from December 6, 1999 to January 26, 2000, with the provision that the Company may extend the date to January 26, 2001.

No securities were issued under the Universal Shelf Registration Statement during the first quarter of 1999.

As a result of the debt incurred for the LucasVarity acquisition, ratings on TRW's short and long-term debt were lowered. Moody's Investors Service has rated the Company's commercial paper at P-2 and senior unsecured debt at Baa1. Standard & Poor's has rated the Company's commercial paper at A-2 and senior unsecured debt at BBB. These rating changes are not expected to have a material impact on the Company's financial position.

On May 17, 1999, the Company announced that it will divest its engine businesses, which consist of TRW Engine Components and Lucas Diesel System operations; TRW Nelson Stud Welding; and the LucasVarity Wiring companies. The estimated net proceeds from these divestitures of $1.2 to $1.5 billion will be applied to reduce debt incurred to finance the acquisition of LucasVarity. The Company has established a goal of reducing its net debt by approximately $2.5 billion, including the effects of these divestitures, during the next 18 months.

Management believes the Company's current financial position and financing arrangements, including financing for the acquisition of LucasVarity, allow flexibility in worldwide financing activities and permit the Company to respond to changing conditions in credit markets. Management believes that funds generated from operations, the divestiture program and existing borrowing capacity are adequate to fund capital expenditures, working capital including tax requirements, company-sponsored research and development programs, dividend payments to shareholders and the acquisition of LucasVarity.


OTHER MATTERS

During 1997, TRW Vehicle Safety Systems Inc., a wholly owned subsidiary of the Company, reported to the Arizona Department of Environmental Quality (ADEQ) potential violations of the Arizona hazardous waste law at its Queen Creek, Arizona facility for the possible failure to properly label and dispose of wastewater that might be classified as hazardous waste. If ADEQ initiates proceedings against the Company with respect to such matters, the Company could be liable for penalties and fines and other relief. Management is currently evaluating this matter and is unable to make a meaningful estimate of the amount or range of possible liability, if any, at this time, although management believes that the Company would have meritorious defenses.

During 1996, the Company was advised by the United States Department of Justice that it had been named as a defendant in two lawsuits brought by a former employee and filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.

Refer to the "Contingencies" footnote in the Notes to Financial Statements for further discussion of these matters.

Year 2000

A company-wide Year 2000 (Y2K) compliance program has been implemented to determine Y2K issues and assure Y2K compliance. The Company's Y2K compliance program now encompasses the Y2K program of LucasVarity, which was recently acquired by TRW. The compliance program has four major areas: internal computer systems, factory floor systems, supplier and service management and products and contracts.

The general phases of the compliance program are Project Start-up; Inventory and Assessment; Conversion, Upgrade and Renovation; Validation, including testing; and Implementation. The Project Start-up and the Inventory and Assessment phases are complete. Conversion, Upgrade and Renovation are essentially complete with the remainder of the Y2K compliance program scheduled to be complete by year-end 1999, except for certain Y2K upgrades for nonmaterial and low priority items.

The internal computer systems are comprised of engineering and research and development facilities, business computer systems, end user systems and technical infrastructure. The Company estimates that 80 percent of TRW's internal computer systems are Y2K compliant and expects the remaining systems to be Y2K compliant by the end of the second quarter 1999. The Company estimates that 95 percent of LucasVarity's internal computer systems are Y2K compliant and expects the remaining systems to be Y2K compliant by the end of July 1999. The Company expects to develop the majority of critical contingency plans for these systems during the second quarter 1999 and the remainder during the third quarter 1999.

The factory floor systems are comprised of manufacturing and warehousing equipment. The Company estimates that 90 percent of TRW's factory floor systems are Y2K compliant and expects the remaining systems to be Y2K compliant by the end of the second quarter of 1999. The Company estimates that 95 percent of LucasVarity's factory floor systems are Y2K compliant and expects the remaining systems to be Y2K compliant by the end of July 1999. The Company expects to develop the majority of critical contingency plans for these systems during the second quarter 1999 and the remainder during the third quarter 1999.

The Company is continuing to evaluate Y2K issues associated with suppliers to TRW's Automotive business by working with the Automotive Industries Action Group
(AIAG), which consists of several of TRW's largest automotive customers and suppliers. The AIAG sent self-assessment surveys to approximately 15,000 TRW suppliers, of which about 3,900 are critical to TRW's automotive business. The Company is validating the critical suppliers' state of Y2K readiness and evaluating the risk to the Company by reviewing the self-assessment surveys and by conducting telephone surveys, workshops or on-site visits for selected critical suppliers. The Company estimates that 65 percent of the critical automotive suppliers' Y2K readiness has been validated and expects the validation of the remaining critical suppliers to be completed during the second quarter 1999. Service providers' Y2K readiness is also being validated. The Company is currently developing critical contingency plans for suppliers and service providers and will continue this activity throughout 1999. Such plans consider alternate sourcing, stockpiling of inventory and supplies and disaster recovery scenarios.

Y2K certification requests were sent to approximately 8,200 suppliers and service providers to TRW's space, defense and information systems businesses, of which about 1,200 are considered critical. Approximately 85 percent of those critical suppliers have certified Y2K compliance and the Company expects the remaining critical suppliers to respond during the second quarter 1999. The Company also expects the majority of critical contingency plans to be developed by the end of the second quarter 1999.

Approximately 5,500 of LucasVarity's 20,000 automotive and aerospace suppliers and service providers are critical to its business. Each critical supplier and service provider is being contacted and their state of Y2K readiness is being validated. LucasVarity has received responses from approximately 98 percent of its critical suppliers and service providers, and these responses have been reviewed to determine what, if any, follow up actions may be necessary. Suppliers and service providers assessed as being high risk, or of particular significance to the business, have been reviewed further to evaluate the risks to LucasVarity. As a result, LucasVarity has provided support to certain suppliers and service providers for their compliance efforts and has re-sourced a number of critical material and component suppliers. The validation and contingency planning related to LucasVarity's suppliers and service providers will be essentially complete by the end of July 1999.

The Company has assessed the products of the existing TRW automotive business and determined that there should be no Y2K issues. Also, LucasVarity has assessed its automotive and aerospace products and determined that there should be no Y2K issues.

Contracts entered into by TRW's space, defense and information systems businesses after January 1, 1996 and contract modifications entered into after January 1, 1996 that add major scope to earlier contracts have been assessed. Approximately 440 contracts were identified to have a potential Y2K impact. The Company has determined that 410 of these contracts have Y2K impacts; however, the customer and TRW have agreed that renovation, if any, will be funded by the customer. For the remaining 30 contracts, communications continue with the customers to determine whether there is a Y2K impact and to develop mutually acceptable renovation plans, if necessary. The Company expects renovations and critical contingency planning to be performed throughout 1999.

As part of a continuing process under the Y2K program, issues are being assessed as they are identified, using formal program reviews to assess progress and initiate required actions. As the Company's Y2K compliance program proceeds, contingency plans are being prepared, updated and implemented as necessary to address the risks identified.

The Company has identified the most likely risks of Y2K noncompliance as the risk that key suppliers will not be Y2K compliant and the risk that space, defense and information systems' contracts will have unanticipated Y2K-related issues. Due to the general uncertainty inherent in the Y2K problem, the Company is unable to determine at this time whether the consequences of Y2K compliance failures will have a material effect on the Company's results of operations or financial condition. In addition, the Company does not have control over service providers and as a result cannot currently estimate to what extent future operating results may be adversely affected by the failure of these service providers to address their Y2K issues successfully.

The total cost of the Company's Y2K compliance program including LucasVarity is estimated to be $202 million and includes $99 million for capitalizable costs and $103 million of costs that are being expensed as incurred. The increase in the total cost of the Y2K compliance program is due to the acquisition of LucasVarity. TRW and LucasVarity have expensed approximately $70 million to date, of which approximately $19 million was expensed by LucasVarity prior to the acquisition. The Company expects to expense an additional $26 million throughout the remainder of 1999. The Company does not anticipate that the overall costs of the Company's Y2K compliance program will have a material effect on the Company's financial results or financial condition.

The dates of completion and the costs of the Company's Y2K project are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Company's Y2K program differ materially from those anticipated, the Company's financial results and financial condition could be materially adversely affected.


Euro Conversion

On December 31, 1998, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro," which became their legal currency on January 1, 1999. The participating countries' former national currencies will continue to exist as denominations of the Euro between January 1, 1999 and January 1, 2002.

The Company has evaluated the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, including receipts and payments, the competitive implications of cross-border price transparency and other strategic implications. The Company's primary customers in the automotive industry in Europe are expected to require Euro invoicing during 1999. Invoicing and other business functions will be Euro-capable by the end of the transition period but may be converted earlier where operationally efficient or cost-effective or to meet customer requirements. The Company's exposure to foreign currency risk and the related use of derivative contracts to mitigate that risk is expected to be reduced as a result of conversion to the Euro.

The Company does not expect the conversion to the Euro to have a material effect on its financial condition or results of operations.

Forward-Looking Statements

Statements in this filing that are not statements of historical fact are forward-looking statements. In addition, from time to time, TRW and its representatives may make statements that are forward-looking. All forward-looking statements involve risks and uncertainties. This section provides readers with cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause TRW's actual results to differ materially from those contained in forward-looking statements made in this filing or otherwise made by, or on behalf of, TRW.


The following are some of the factors that could cause actual results to differ materially from estimates contained in TRW's forward-looking statements:

Our consolidated results could be affected by: the continued development of and demand for new products; the ability to continue technical innovation; availability of funding for research and development; the ability to successfully identify and integrate acquisitions; pricing pressures from customers; pricing pressures resulting from the European Economic Union's conversion to a single currency; the ability to reduce the level of outstanding debt; the ability to achieve targeted proceeds from the dispositions planned in our automotive business; the ability to generate targeted cash flow from operations; the ability to effectively implement the company-wide Y2K compliance program in accordance with the estimated timetable and costs described herein; the introduction of competing products or technology by competitors; the ability to meet performance and delivery requirements on systems for customers; the economic, regulatory and political instability of certain emerging countries; economic conditions in Brazil and Asia; the effects of changes in laws and regulations as they relate to the Company's businesses; foreign exchange rates; the cost and availability of funds; interest rate risk; the impact of legal proceedings; and the ability to attract and retain skilled employees with high-level technical competencies.

Our automotive business also could be affected by: the ability to effectively implement our automotive restructuring program and improve automotive margins; changes in consumer debt levels and interest rates; the cyclical nature of the automotive industry; moderation or decline in the automobile build rate; successful new product launches; the ability to achieve cost reductions; work stoppages; customer warranty claims; changes to the regulatory environment regarding automotive safety; and our ability to increase the vehicle content of our products per vehicle.


Our aerospace and information systems business also could be affected by: the level of defense funding by the government; our ability to receive contract awards; the termination of existing government contracts; and the ability to develop and market products and services for customers outside of the traditional aerospace and information systems markets.


Certain statements contained in this filing or otherwise made by or on behalf of TRW regarding the purchase of LucasVarity, particularly those regarding synergies, future performance and costs, depend on certain events, risks and uncertainties that may be outside of TRW's control. Factors that could cause actual operating results to differ materially from those described in such forward-looking statements include: unanticipated events and circumstances that may occur and render the transaction less beneficial to TRW than anticipated; intense competition in our markets that make it impossible to guarantee that we will achieve the expected financial and operating results and synergies; and the ability of TRW to integrate LucasVarity into its operations and thereby achieve the anticipated cost savings and be in a position to take advantage of potential growth opportunities.


The foregoing list of important factors is not exclusive.


We caution you that any forward-looking statement reflects only the beliefs of TRW or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
           ----------------------------------------------------------

The Company is subject to inherent risks attributed to operating in a global economy. It is the Company's policy to utilize derivative financial instruments to manage its interest rate and foreign currency exchange rate risks. When appropriate, the Company uses derivatives to hedge its exposure to short-term interest rate changes as a lower cost substitute for the issuance of fixed-rate debt. The Company manages cash flow transactional foreign exchange risk pursuant to a written corporate policy. Forward contracts and, to a lesser extent, options are utilized to protect the Company's cash flow from adverse movements in exchange rates. Also, at certain times, the Company may use interest rate agreements in the management of interest rate exposure on debt issuances.

The Company is exposed to credit loss in the event of nonperformance by the other party to the derivative financial instruments. The Company limits this exposure by entering into agreements with a number of major financial institutions that meet credit standards established by the Company and that are expected to satisfy fully their obligations under the contracts. Derivative financial instruments are viewed by the Company as a risk management tool and are not used for speculative or trading purposes.

Based on the Company's interest rate exposure on variable rate borrowings at March 31, 1999, a one-percentage-point increase in the average interest rate on the Company's variable rate borrowings would increase future interest expense by approximately $2 million per month.

Based on the Company's exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at March 31, 1999, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a loss of $91 million.

Based on the Company's interest rate exposure with regard to the issuance of debt at March 31, 1999, a 10 percent decrease in the market rate at March 31, 1999 on the Company's forward starting interest rate swaps would result in a loss of $37 million.

The Company's sensitivity analyses of the effects of changes in foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The Company's sensitivity analyses of the effects of changes in interest rates and foreign currency exchange rates do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

Refer to the "Foreign Exchange Contracts" and the "Interest Rate Swap Agreements" footnotes in the Notes to Financial Statements for further discussion of derivative instruments as of March 31, 1999.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

During 1996, the United States Department of Justice, or the DOJ, advised the Company that it had been named as a defendant in two lawsuits brought by Richard
D. Bagley, a former employee of the Company's former Space & Technology Group, and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, Bagley filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and certain additional allegations. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, Bagley withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to Bagley's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations contained therein. At the same time, the Company filed counterclaims against both Bagley and the federal government. On July 20, 1998, both Bagley and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against Bagley and the federal government and took under advisement Bagley's motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company's subcontracts. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits:

         10.1 Amendment dated as of March 25, 1999 to the Revolving Credit Agreement dated as of December 10, 1997 and amended as of December 8, 1998 among TRW Inc. and various financial institutions

         10.2 Amendment dated as of March 25, 1999 to the Multi-Year Revolving Credit Agreement dated as of July 1, 1992 and amended and restated as of May 8, 1996 and amended as of August 7, 1997 among TRW Inc. and various financial institutions

         10.3       Letter Agreement between TRW Inc. and Peter S. Hellman

         27         Financial Data Schedule

         99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statement of the Company: No. 333-48443, filed March 23, 1998)

(b)      Reports on Form 8-K:

         Current Report on Form 8-K, dated January 28, 1999, announcing that TRW Inc. and LucasVarity plc had reached agreement on the terms of a recommended cash offer to be made on behalf of TRW Inc. to acquire the entire issued share capital of LucasVarity plc.

         Current Report on Form 8-K, dated February 5, 1999, disclosing the audited financial statements of TRW Inc. for the fiscal year ended December 31, 1998.

         Current Report on Form 8-K, dated March 26, 1999, reporting that the offer to acquire the entire issued share capital of LucasVarity plc was declared unconditional in all respects on March 25, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRW Inc.



Date:  May 17, 1999                 By: /s/ William B. Lawrence
                                        -----------------------
                                         William B. Lawrence
                                         Executive Vice President and Secretary


                                    By: /s/ Carl G. Miller
                                        -----------------------
                                         Carl G. Miller
                                         Executive Vice President
                                         and Chief Financial Officer