Form 10-Q
period 1999-06-30
TRW INC
filed 1999-08-12
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____ to _____

                          Commission file number 1-2384
                                                 -------

                                 TRW Inc.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Ohio                                34-0575430
       -------------------------------            -------------------
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
                                    Yes  X  No
                                       ----   ----

              As of July 30, 1999, there were 121,227,924 shares of
                TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Statements of Earnings (unaudited)
TRW Inc. and subsidiaries
-----------------------------------------------------------------------------

                                      Second quarter ended   Six months ended
                                            June 30              June 30
In millions except per share data       1999       1998       1999      1998
---------------------------------------------------------- ------------------
Sales                                 $ 4,785    $ 3,028    $ 7,882   $ 6,123
Cost of sales                           3,940      2,481      6,558     5,056
---------------------------------------------------------- ------------------
Gross profit                              845        547      1,324     1,067


Administrative and selling expenses       331        192        515       391
Research and development expenses         171        123        315       244
Purchased in-process research and
  development                              --         --         85        --
Interest expense                          142         38        185        76
Other (income)expense-net                 (16)        (4)        --       (46)
---------------------------------------------------------- ------------------
Earnings before income taxes              217        198        224       402
Income taxes                               78         72        113       147
---------------------------------------------------------- ------------------
Net earnings                          $   139    $   126    $   111   $   255
---------------------------------------------------------- ------------------
---------------------------------------------------------- ------------------
Per share of common stock
  Diluted earnings per share          $  1.14    $  1.00    $   .91   $  2.03
  Basic earnings per share            $  1.16    $  1.03    $   .92   $  2.08
  Dividends declared                  $   .33    $   .31    $   .33   $   .31
---------------------------------------------------------- ------------------
---------------------------------------------------------- ------------------
Shares used in computing per share
  amounts
     Diluted                            123.2      125.4      123.0     125.8
     Basic                              120.6      122.1      120.4     122.3
---------------------------------------------------------- ------------------



Balance Sheets (unaudited)
TRW Inc. and subsidiaries
------------------------------------------------------------------------------
                                                         June 30   December 31
In millions                                               1999        1998
------------------------------------------------------------------------------

Assets
Current assets
     Cash and cash equivalents                         $    609    $     83
     Accounts receivable                                  2,684       1,721
     Inventories                                          1,048         616
     Prepaid expenses                                       237         104
     Net assets of acquired businesses held for sale        963          --
     Deferred income taxes                                  227         179
------------------------------------------------------------------------------
Total current assets                                      5,768       2,703

Property, plant and equipment-on the basis of cost        7,915       6,604
     Less accumulated depreciation and amortization       3,999       3,921
------------------------------------------------------------------------------
Total property, plant and equipment-net                   3,916       2,683

Intangible assets
     Intangibles arising from acquisitions                3,359         850
     Other                                                  921         360
------------------------------------------------------------------------------
                                                          4,280       1,210
     Less accumulated amortization                          180         143
------------------------------------------------------------------------------
Total intangible assets-net                               4,100       1,067
Investments in affiliated companies                         298         243
Long-term deferred income taxes                              --          33
Other notes and accounts receivable                         394         227
Prepaid pension cost                                      2,471          --
Other assets                                                394         213
------------------------------------------------------------------------------
                                                       $ 17,341    $  7,169
------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                   $  3,406    $    839
     Accounts payable                                     1,596         964
     Current portion of long-term debt                      625          30
     Other current liabilities                            1,995       1,185
------------------------------------------------------------------------------
Total current liabilities                                 7,622       3,018

Long-term liabilities                                     1,708         826
Long-term debt                                            5,661       1,353
Long-term deferred income taxes                             587          --
Minority interests in subsidiaries                          107          94
Capital stock                                                76          75
Other capital                                               462         457
Retained earnings                                         2,089       2,021
Treasury shares-cost in excess of par value                (598)       (637)
Accumulated other comprehensive income(loss)               (373)        (38)
------------------------------------------------------------------------------
Total shareholders' investment                            1,656       1,878
------------------------------------------------------------------------------
                                                       $ 17,341    $  7,169
------------------------------------------------------------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

----------------------------------------------------------------------------------
                                                                  Six months ended
                                                                      June 30
In millions                                                       1999       1998
----------------------------------------------------------------------------------
Operating activities
Net earnings                                                   $   111    $   255
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Purchased in-process research and development                  85         --
     Depreciation and amortization                                 363        278
     Deferred income taxes                                        (131)      (123)
     Other-net                                                      16          3
Changes in assets and liabilities, net of effects
  of businesses acquired:
     Accounts receivable                                          (131)       (90)
     Inventories and prepaid expenses                              173        (88)
     Accounts payable and other accruals                            29         (6)
     Other-net                                                    (169)       (14)
----------------------------------------------------------------------------------
Net cash provided by operating activities                          346        215
----------------------------------------------------------------------------------

Investing activities
Capital expenditures                                              (356)      (273)
Acquisitions, net of cash acquired                              (6,049)      (236)
Proceeds from divestitures                                          91         --
Other-net                                                           48          6
----------------------------------------------------------------------------------
Net cash used in investing activities                           (6,266)      (503)
----------------------------------------------------------------------------------

Financing activities
Increase(decrease) in short-term debt                            2,551       (263)
Proceeds from debt in excess of 90 days                          4,901        871
Principal payments on debt in excess of 90 days                   (854)      (179)
Reacquisition of common stock                                       --        (72)
Dividends paid                                                     (80)       (76)
Other-net                                                          (32)        17
----------------------------------------------------------------------------------
Net cash provided by financing activities                        6,486        298
----------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash
     equivalents                                                   (40)        (4)
----------------------------------------------------------------------------------
Increase in cash and cash equivalents                              526          6
Cash and cash equivalents at beginning of period                    83         70
----------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $   609    $    76
----------------------------------------------------------------------------------


Results by Business Segments (unaudited)
TRW Inc. and subsidiaries

-----------------------------------------------------------------------------
                                        Quarter ended        Six months ended
                                           June 30               June 30
In millions                            1999       1998       1999       1998
--------------------------------------------------------- -------------------
Sales
Automotive                           $ 3,293    $ 1,813    $ 5,258    $ 3,699
Aerospace & Information Systems        1,492      1,215      2,624      2,424
--------------------------------------------------------- -------------------
Sales                                $ 4,785    $ 3,028    $ 7,882    $ 6,123
--------------------------------------------------------- -------------------



Segment profit before income taxes
Automotive                           $   159    $   153    $   295    $   302
Aerospace & Information Systems          221        112        312        237
--------------------------------------------------------- -------------------
Segment profit before income taxes       380        265        607        539

Purchased in-process research and
  development                             --         --        (85)        --
Corporate expense and other              (66)       (29)      (147)       (59)
Pension income                            58         --         58         --
Financing costs                         (155)       (38)      (209)       (78)
--------------------------------------------------------- -------------------
Earnings before income taxes         $   217    $   198    $   224    $   402
--------------------------------------------------------- -------------------


NOTES TO FINANCIAL STATEMENTS
(unaudited)


Principles of Consolidation
---------------------------

The financial statements include the accounts of TRW and its subsidiaries except for four wholly owned insurance subsidiaries. The insurance subsidiaries and the investments in affiliated companies are accounted for by the equity or cost method as appropriate. The consolidated financial statements reflect the adjusted preliminary allocation of the purchase price for LucasVarity Limited (LucasVarity), which may be adjusted as further information becomes available, and the consolidated results of LucasVarity's operations and cash flows subsequent to the date of acquisition, March 25, 1999.


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

LucasVarity manufactures and supplies advanced technology systems, products and services in the automotive and aerospace industries. It is a major producer of braking systems, fuel injection systems, electrical and electronic systems to the automotive industry and has a significant position in automotive aftermarket operations and services. LucasVarity provides the aerospace industry with high integrity systems in engine controls, electrical power generation and management, flight controls and cargo handling, all backed by a worldwide customer support operation.

LucasVarity employs approximately 51,000 employees worldwide and the majority of its operating facilities are located in Europe and the United States.

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

The fair value of acquired in-process research and development was determined using the income approach under the proportional method. The fair value of identifiable intangible assets were determined primarily using the income approach. A risk adjusted discount rate of 18 percent, representing the cost of capital and a premium for the risk, was used to discount the projects' cash flows. Operating margins were assumed to be similar to historical margins of similar products. The size of the applicable market was verified for reasonableness with outside research sources. The projects were in various stages of completion, ranging from approximately 40 to 80 percent complete as of the valuation date. The stage of completion for each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed from late 1999 through 2002. The estimated cost to complete the projects is $65 million.

During the second quarter 1999, the valuation of certain LucasVarity employee benefit plans was completed and certain pre-acquisition contingencies were adjusted. The preliminary allocation of the purchase price has been adjusted to incorporate these items and may be adjusted in subsequent periods through March 2000 based on changes to pre-acquisition contingencies and restructuring.

The adjusted preliminary allocation of the purchase price and the estimated goodwill are summarized as follows:

(In millions)

Cash purchase price                               $ 6,778

Cash and cash equivalents                             774
Accounts receivable                                   887
Inventory                                             524
Net assets of businesses held for sale                986
Prepaid expenses                                      182
Current deferred income taxes                          37
Property, plant and equipment                       1,357
Intangible assets                                     556
Prepaid pension costs                               2,471
Other assets                                          426
                                                  -------
Total assets                                        8,200

Accounts payable                                     (686)
Other accruals                                       (773)
Debt                                                 (970)
Long-term liabilities                                (856)
Long-term deferred income taxes                      (773)
                                                  -------
Total liabilities                                  (4,058)

Minority interest                                     (39)

Purchased in-process research and development          85
                                                  -------

Excess of purchase price over fair value of net
  assets acquired                                 $ 2,590
                                                  =======


Goodwill is being amortized on a straight-line basis over 40 years and identifiable intangible assets are being amortized on a straight-line basis over useful lives ranging from 16 to 30 years.


Pro Forma Financial Information
-------------------------------

The following unaudited pro forma financial information for the second quarter and six months ended June 30, 1999 and 1998, assumes the LucasVarity acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, additional depreciation based on the fair market value of the property, plant and equipment acquired, write-off of purchased in-process research and development and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of LucasVarity been effected on the dates indicated, nor are they necessarily indicative of TRW's future results of operations.


                                 Second quarter ended       Six months ended
(In millions)                           June 30                  June 30
                                  ------------------        ----------------
                                   1999         1998         1999       1998
                                   ----         ----         ----       ----
Sales                             $4,785       $4,762       $9,508     $9,735
Net earnings from continuing
  operations                         161          144          264        266
Diluted earnings per share from
  continuing operations             1.31         1.15         2.15       2.11


Foreign Exchange Contracts
--------------------------

TRW enters into forward exchange contracts which hedge firm foreign currency commitments, anticipated transactions and certain intercompany transactions. At June 30, 1999, TRW had contracts outstanding with a notional amount of $1.1 billion denominated principally in the British pound, the U.S. dollar, the Spanish peseta, the French franc, the German deutsche mark, the Euro and the Canadian dollar, maturing at various dates through January 2007. Contracts outstanding increased from $162 million at December 31, 1998 primarily due to the acquisition of LucasVarity and the hedging of foreign currency exposures associated with its aerospace and automotive businesses.

The combined fair market value of the forward exchange contracts was approximately $65 million at June 30, 1999, primarily all of which related to LucasVarity. The fair market value of forward contracts at December 31, 1998 was $1 million. Changes in market value of the contracts which hedge firm foreign currency commitments and intercompany transactions are generally included in the basis of the transactions. Changes in market value of the contracts which hedge anticipated transactions are generally recognized in earnings.

Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and TRW anticipates that these financial institutions will satisfy their obligations under the contracts.


Interest Rate Swap Agreements
-----------------------------

In anticipation of offering debt securities to finance the acquisition of LucasVarity, TRW entered into a combination of forward starting interest rate swaps and treasury locks during the first six months of 1999 with a mandatory cash settlement in the second quarter. These agreements effectively fixed the base rate of interest on an aggregate notional principal amount of $1.8 billion of debt securities TRW issued during the second quarter 1999. These hedges were settled simultaneously with the issuance of the debt securities and a before-tax gain of $23 million is being recognized as an adjustment to interest expense over the life of the debt securities issued using the effective interest rate.

During the second quarter, TRW entered into an interest rate swap in order to convert the fixed rate to a floating rate on a notional principal amount of $425 million of notes issued during the quarter. The fair market value of the interest rate swap is a liability of approximately $400,000 at June 30, 1999. Net payments or receipts under the agreement will be recognized as an adjustment to interest expense. The agreement was entered into with a major financial institution, and TRW anticipates that the financial institution will satisfy its obligation under the agreement. No collateral is held in relation to the agreement.

Issuance of a Subsidiary's Stock
--------------------------------

TRW includes gains or losses arising from the issuance of a subsidiary's or equity affiliate's stock in non-operating income.

Comprehensive Income
--------------------

The components of comprehensive income, net of related tax, for the second quarter and first six months of 1999 and 1998 are as follows:


                                  Second quarter ended     Six months ended
(In millions)                           June 30                June 30
                                  --------------------     ----------------
                                   1999         1998        1999      1998
                                   ----         ----        ----      ----
Net earnings                      $ 139        $ 126       $ 111     $ 255
Foreign currency translation
  adjustments                      (186)          14        (310)       (9)
Unrealized losses on securities     (14)          (6)        (25)       (4)
                                  -----        -----       -----     -----
Comprehensive income(loss)        $ (61)       $ 134       $(224)    $ 242
                                  -----        -----       -----     -----


The components of accumulated other comprehensive income, net of related tax, at June 30, 1999 and December 31, 1998 are as follows:



                                                 June 30      December 31
(In millions)                                     1999           1998
                                               ---------------------------
Foreign currency translation adjustments         $(365)         $ (55)
Unrealized gains on securities                       5             30
Minimum pension liability adjustments              (13)           (13)
                                                 -----          -----
Accumulated other comprehensive income(loss)     $(373)         $ (38)
                                                 -----          -----

New Accounting Pronouncement
----------------------------

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for years beginning after June 15, 2000. The Company is considering earlier adoption. Under this statement, changes in the market value of contracts which hedge anticipated transactions will be deferred and recognized in earnings when realized. The effect of this statement on TRW's results of operations and financial condition will not be material.

Divestitures
------------

On May 17, 1999, TRW announced it will divest its engine businesses, which consist of TRW Engine Components and Lucas Diesel Systems operations; TRW Nelson Stud Welding; and the LucasVarity Wiring companies.

Sales included in TRW's second quarter and six months ended June 30, 1999 Statements of Earnings for the businesses to be sold were $443 million and $617 million, respectively. Sales included in TRW's second quarter and six months ended 1998 Statements of Earnings for the businesses to be sold were $147 million and $300 million, respectively.

TRW's investment in the LucasVarity Wiring companies and Lucas Diesel Systems operations is included in the balance sheet caption "Net assets of acquired businesses held for sale."

TRW expects to complete the divestitures of these businesses by year end 1999.


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

As a result of the acquisition of LucasVarity, segment assets increased significantly. The preliminary valuation of the LucasVarity assets applicable to each segment is $4.7 billion for the Automotive Segment and $1.5 billion for the Aerospace & Information Systems Segment.

The caption "Financing costs" displayed in the reconciliation of segment profit before income taxes to consolidated earnings before income taxes includes interest expense as well as the underwriting and participation fees associated with the acquisition of LucasVarity.

The first quarter 1999 and 1998 results of operations for TRW's Telecommunications business were recorded as part of "Corporate expense and other." During the second quarter of 1999, management determined that the results of operations for the Telecommunications business would be reviewed and managed as part of the Aerospace & Information Systems segment and as such, segment profit for the first quarter 1999 and 1998 has been restated to include the Telecommunications business.

"Corporate expense and other" includes approximately $20 million and $70 million of foreign exchange losses related to the acquisition of LucasVarity for the second quarter and first six months of 1999, respectively.

Inventories
-----------

Inventories consist of the following:

                                        June 30    December 31
(In millions)                            1999         1998
                                        ----------------------

Finished products and work in process   $  556       $  316
Raw materials and supplies                 492          300
                                        ------       ------
                                        $1,048       $  616
                                        ------       ------

The increase in inventory is due to the acquisition of LucasVarity.


Long-Term Liabilities
---------------------

Long-term liabilities at June 30, 1999 and December 31, 1998, include $1,164 million and $651 million, respectively, relating to postretirement benefits other than pensions. The increase is due to the acquisition of LucasVarity.


Debt and Credit Agreements
--------------------------

TRW received fully underwritten financing for the acquisition of LucasVarity in the form of a $7.4 billion two-tranche credit agreement with 59 banks. Tranche one of $3.7 billion expires December 31, 1999 and the second tranche of $3.7 billion expires January 26, 2000 with an option to extend the maturity of up to $2.0 billion of borrowings to January 26, 2001. The interest rates under the agreement are the prime rate and a rate based on a London Interbank Offered Rate. Issuance of long-term debt securities in the public or private capital markets and the net proceeds from divestitures, among other items, reduce the amount of the commitments by 100 percent under tranche one until it is zero and then by 50 percent under tranche two, with a maximum reduction under tranche two of $1.7 billion. At June 30, 1999, there were no outstanding borrowings under this agreement.

During the first quarter of 1999, TRW amended the terms of its $750 million and $745 million U.S. revolving credit agreements and its $250 million multicurrency revolving credit agreement to change commitment fees, borrowing margins and other key terms and conditions to conform to the terms of the $7.4 billion agreement. In addition, the expiration date of the $745 million agreement was extended from December 6, 1999 to January 26, 2000, with the provision that TRW may extend the maturity of borrowings to January 26, 2001.

During the first quarter of 1999, the Company incurred short-term borrowings of approximately $519 million to finance the purchase of LucasVarity's Ordinary Shares on the open market. In addition, a $6.3 billion payable was incurred for LucasVarity shares tendered in the offer. During the second quarter, the Company settled the payable for LucasVarity shares by the issuance of commercial paper.

During the second quarter 1999, TRW refinanced commercial paper by issuing $2.4 billion of notes and debentures on May 26, 1999 with $400 million 6.5% Notes Due 2002, $700 million 6.625% Notes Due 2004, $750 million 7.125% Notes Due 2009, and $550 million 7.75% Debentures Due 2029. An additional $1.0 billion of notes was issued on June 18, 1999 with $575 million Floating Rate Notes due 2000 and $425 million 6.45% Notes due 2001. The $425 million 6.45% Notes due 2001 were simultaneously changed to floating rate through the execution of a $425 million interest rate swap. Due to the issuance of long-term debt, tranche one of the $7.4 billion credit agreement was reduced by $3.4 billion during the second quarter.

At June 30, 1999, $1.1 billion of short-term obligations were reclassified to long-term obligations as TRW intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

Other (Income)Expense-Net
-------------------------

Other (income)expense-net included the following:

(In millions)                   Second quarter ended   Six months ended
                                      June 30               June 30
                                --------------------   ----------------
                                  1999         1998      1999     1998
                                  ----         ----      ----     ----
Other income                     $ (26)      $ (15)     $ (51)   $ (81)
Other expense                       68          11        104       33
Gain from issuance of equity
  affiliate's stock                 --          --        (29)      --
Gain from sale of equity
  affiliate's stock                (79)         --        (94)      --
Foreign currency exchange           21          --         70        2
                                 -----       -----      -----    -----
                                 $ (16)      $  (4)     $  --    $ (46)
                                 -----       -----      -----    -----

Other income for the six months ended June 30, 1998 included a $49 million benefit from the settlement of certain patent litigation.

Other expense for the second quarter of 1999 and the six months ended June 30, 1999 included charges for underwriting and participation fees incurred to secure committed credit facilities related to the acquisition of LucasVarity of $12 million and $22 million, respectively, and additional goodwill amortization of $19 million and $21 million, respectively, primarily related to the acquisition of LucasVarity.

During the first quarter of 1999, RF Micro Devices, Inc. (RFMD), an equity affiliate which designs, develops, manufactures and markets priority radio frequency integrated circuits for wireless communications applications, issued 2,012,500 shares of stock at $61.44 per share in a registered public offering, resulting in a gain of $29 million. Deferred taxes have been provided on the gain.

During the first quarter of 1999, TRW sold 287,500 shares of RFMD common stock in the registered public offering resulting in a gain of $15 million. TRW sold an additional 1.7 million shares of RFMD during the second quarter of 1999 resulting in a gain of $79 million. TRW owned approximately 23 percent of RFMD as of June 30, 1999.

Foreign currency exchange for the six months ended June 30, 1999 included a $50 million nonrecurring loss on foreign currency hedges related to the acquisition of LucasVarity. Foreign currency exchange for the second quarter and six months ended June, 30 1999 included a $20 million loss on foreign currency hedges of anticipated transactions.

Supplemental Cash Flow Information
----------------------------------
                                               Six months ended
(In millions)                                      June 30
                                               ----------------
                                                 1999   1998
                                                 ----   ----
Interest paid (net of amount capitalized)        $152   $ 62
Income taxes paid (net of refunds)               $111   $149

For purposes of the statements of cash flows, TRW considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Earnings Per Share
------------------


                                                             Quarter ended               Six months ended
In millions except per share data                               June 30                      June 30
                                                          -------------------         -------------------
                                                            1999        1998            1999        1998
                                                            ----        ----            ----        ----
Numerator
  Net earnings                                            $ 139.8     $ 125.8         $ 111.4     $ 255.2
  Preferred stock dividends                                    .1          .1              .3          .3
                                                          -------     -------         -------     -------
  Numerator for basic earnings per
   share--earnings available to common
   shareholders                                             139.7       125.7           111.1       254.9
  Effect of dilutive securities
    Preferred stock dividends                                  .1          .1              .3          .3
                                                          -------     -------         -------     -------
  Numerator for diluted earnings per share--
   earnings available to common shareholders
   after assumed conversions                              $ 139.8     $ 125.8         $ 111.4     $ 255.2
                                                          -------     -------         -------     -------

Denominator
  Denominator for basic earnings per
   share--weighted-average common shares                    120.6       122.1           120.4       122.3
  Effect of dilutive securities
    Convertible preferred stock                                .8          .9              .8          .9
    Employee stock options                                    1.8         2.4             1.8         2.6
                                                          -------     -------         -------     -------
  Dilutive potential common shares                            2.6         3.3             2.6         3.5
  Denominator for diluted earnings per
   share--adjusted weighted-average shares
   and assumed conversions                                  123.2       125.4           123.0       125.8
                                                          -------     -------         -------     -------

Basic earnings per share                                  $  1.16     $  1.03         $  0.92     $  2.08
                                                          -------     -------         -------     -------
Diluted earnings per share                                $  1.14     $  1.00         $  0.91     $  2.03
                                                          -------     -------         -------     -------


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(In millions except per share data)

                                                              Six Months Ended
                                 Second Quarter                    June 30
                        --------------------------------  ----------------------------
                                               Percent                        Percent
                          1999      1998      Inc (Dec)     1999     1998    Inc (Dec)
                          ----      ----      ---------     ----     ----    ---------
Sales                   $4,785    $3,028        58%       $7,882    $6,123       29%
Segment profit before
  income taxes          $  380    $  265        44%       $  607    $  539       13%
Net earnings            $  139    $  126        11%       $  111    $  255      (56%)
Diluted earnings per
  share                 $ 1.14    $ 1.00        14%       $ 0.91    $ 2.03      (55%)
Effective tax rate        35.7%     36.5%                   50.4%     36.5%


Second quarter 1999 sales, segment profit before tax and net earnings reflect the first full quarter results of LucasVarity, which was acquired on March 25.

Second quarter 1999 sales and segment profit before tax increased primarily due to the inclusion of LucasVarity sales and segment profit of $1.7 billion and $111 million, respectively.

Net earnings for the second quarter 1999 increased primarily due to the net effect of the LucasVarity acquisition and a gain from the sale of RFMD stock which were partially offset by increased interest expense and automotive restructuring charges.

Net earnings for the second quarter 1999 included a $52 million gain from the sale of RFMD stock offset by charges of $40 million for automotive restructuring and $26 million for unusual items pertaining to LucasVarity, which included: $13 million in unrealized losses on foreign currency hedges; a $13 million reduction in earnings to reflect the adjustment of the fair market value of inventory; and $8 million for fees incurred to secure committed credit facilities, reduced by the $8 million effect of discontinuing the depreciation of assets of businesses held for sale. Net earnings for the second quarter of 1998 included the effects of the General Motors strike and a litigation settlement, which reduced earnings by $.07 per share.

Sales and segment profit before tax for the six months ended June 30, 1999 increased primarily due to the inclusion of LucasVarity sales and segment profit of $1.8 billion and $121 million, respectively.

Net earnings for the first half of 1999 decreased primarily due to the net effect of the LucasVarity acquisition, increased interest expense, automotive restructuring charges and charges related to aerospace and information systems' contracts which were partially offset by a gain related to RFMD.

Net earnings for the first half of 1999 included a gain of $80 million related to RFMD offset by charges of $47 million for automotive restructuring, $28 million for a commercial fixed-price contract and a capped cost reimbursable contract for the U.S. Army, and $152 million for unusual items related to LucasVarity, which included: an $85 million charge for purchased in-process research and development; a non-recurring loss of $33 million relating to forward contracts and currency options to purchase British pounds; $13 million in unrealized losses on foreign currency hedges; a $13 million reduction in earnings to reflect the adjustment of the fair market value of inventory; and $16 million for fees incurred to secure committed credit facilities, reduced by the $8 million effect of discontinuing the depreciation of assets of businesses held for sale.

Net earnings for the first six months of 1998 included a $32 million benefit from the settlement of certain patent litigation, offset in part by $26 million in charges for litigation and contract reserves and severance costs relating to the combination of TRW's systems integration business with BDM International, Inc., a business acquired in December of 1997.

Interest expense was $185 million for the first six months of 1999 compared to $76 million for the first half of 1998. The increase in interest expense was primarily due to the debt incurred for the purchase of LucasVarity.

The effective tax rate was 50.4 percent for the first six months of 1999 compared to 36.5 percent in 1998. Excluding the write-off of purchased in-process research and development, which has no tax benefit, the effective tax rate would have been 36.5 percent for the first six months of 1999.


Automotive


                                                     Six Months Ended
(In millions)            Second Quarter                   June 30
                  ----------------------------    ---------------------------
                                     Percent                         Percent
                   1999      1998    Inc (Dec)    1999     1998     Inc (Dec)
                   ----      ----    ---------    ----     ----     ---------
Sales             $3,293   $1,813       82%     $5,258   $3,699       42%
Segment profit
  before income
  taxes           $  159   $  153        4%     $  295   $  302       (3%)


Second quarter 1999 sales increased primarily due to the inclusion of LucasVarity sales of $1.4 billion. Excluding LucasVarity, second quarter
1999 sales increased 4 percent to $1.9 billion from $1.8 billion in 1998 as higher volume, primarily in occupant restraints and electronics, was partially offset by the effects of a strong U.S. dollar and lower pricing across all product lines. Second quarter 1998 sales were affected by the General Motors strike.

Second quarter 1999 segment profit before tax increased due to the inclusion of LucasVarity operations of $81 million. Excluding LucasVarity results and automotive restructuring charges of $59 million, segment profit before tax decreased 11 percent to $137 million in 1999, compared with $153 million in 1998, as cost reductions and increased volume were offset by lower pricing, start-up costs, and production inefficiencies related to the transfer of certain operations to lower-cost facilities in Mexico. Second quarter 1998 segment profit was affected by the General Motors strike.

Sales for the six months ended June 30, 1999 increased primarily due to the inclusion of LucasVarity operations of $1.5 billion, as higher volume was partially offset by lower pricing and the effects of a strong U.S. dollar.

Segment profit for the six months ended June 30, 1999 decreased as LucasVarity results of $89 million, cost reductions and increased volume were offset by automotive restructuring charges of $69 million, lower pricing, start-up costs, and production inefficiencies related to the transfer of certain operations to lower-cost facilities in Mexico.

Overall, the automotive restructuring program is progressing, as six manufacturing facilities have been closed and eight others have been announced for closure or sale, which included recently a plant in England and two facilities in Australia. TRW has reduced employee headcount by more than 3,800 against a goal of 7,500. As to elimination of suppliers, TRW has reduced the total supplier count by more than 20 percent of its goal. In addition, on an annual basis, $60 million of the planned $75 million in selling, general, and administrative expense reductions has been achieved.

Aerospace & Information Systems


                                                     Six Months Ended
(In millions)             Second Quarter                 June 30
                  ----------------------------   ----------------------------
                                      Percent                        Percent
                    1999    1998     Inc (Dec)    1999     1998     Inc (Dec)
                    ----    ----     ---------    ----     ----     ---------

Sales             $1,492   $1,215       23%      $2,624   $2,424        8%
Segment profit
  before income
  taxes           $  221   $  112       99%      $  312   $  237       32%


Second quarter 1999 sales increased due to the inclusion of LucasVarity sales of $282 million.

Second quarter 1999 segment profit before tax increased as LucasVarity operations of $30 million, a gain of $79 million from the sale of RFMD stock and new contract awards were partially offset by contracts nearing completion. Segment profit before tax in the second quarter of 1998 included a $7 million charge for a litigation settlement.

Sales for the six months ended June 30, 1999 increased as LucasVarity sales of $300 million and new contract awards were partially offset by contracts nearing completion, reduced funding on current programs, including a contract modification announced in 1998, and the termination of the SBIRS-Low contract.

Segment profit before tax for the six months ended June 30, 1999 increased as LucasVarity operations of $32 million, a gain of $123 million related to RFMD and new contract awards were partially offset by contracts nearing completion, reduced funding on current programs, lower sales volume, increased product development costs associated with commercial programs and a $43 million charge for a commercial fixed-price contract and a capped cost reimbursable contract for the U.S. Army. Segment profit before tax for the first six months of 1998 included a $49 million benefit from the settlement of certain patent litigation, offset in part by $41 million in charges for litigation and contract reserves and severance costs relating to the combination of TRW's systems integration business with BDM.

The first quarter of 1999 and 1998 results of operations for TRW's Telecommunications business were recorded as part of "Corporate expense and other." During the second quarter of 1999, management determined that the results of operations for the Telecommunications business would be reviewed and managed as part of the Aerospace & Information Systems segment and as such, segment profit for the first quarter of 1999 and 1998 has been restated to include the Telecommunications business.

ACQUISITIONS

LucasVarity
-----------

On March 25, 1999, TRW acquired LucasVarity for approximately $6.8 billion in cash. The acquisition was accounted for as a purchase. The adjusted preliminary purchase price allocation resulted in an $85 million charge to earnings, with no income tax benefit, for the fair value of acquired in-process research and development (IPR&D) that had not reached technological feasibility and had no future alternative use, $560 million for identified intangible assets including intellectual property and workforce, and incremental fair value adjustments of approximately $1.5 billion for a prepaid pension asset, primarily from an overfunded pension plan, $180 million for fixed assets and $30 million for inventory.

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

TRW currently anticipates that these projects will be successfully developed as budgeted for both the estimated cost and time of completion. Any delay or cancellation of the projects would not have a material adverse impact on the results of operations or the financial condition of TRW.

See the "Acquisitions" footnote in the Notes to Financial Statements for further discussion of the LucasVarity acquisition.

Astrolink LLC
-------------

On May 6, 1999, TRW announced that it will invest $250 million in Astrolink LLC, a strategic venture initiated by Lockheed Martin. In addition to TRW's investment, Lockheed Martin Global Telecommunications will invest $400 million and Telespazio, a Telecom Italia Group Company, will invest $250 million. Astrolink will commence construction of a system that will enable it to provide global, on-demand, wireless broadband service. Service is scheduled to begin in 2003.

Astrolink will focus on the high-growth area of broadband data services, carrying traffic for Internet, intranet, multimedia and corporate data networks. TRW will build and deliver the digital, packet-switched communications payloads to Lockheed Martin Commercial Space Systems for integration into satellites which will be delivered to Astrolink. In addition, TRW will have the opportunity to be an Astrolink service provider. TRW's $250 million investment will be made in five installments over the next eighteen months, of which $83 million was invested in July 1999.

BDM International, Inc.
-----------------------

In December of 1997, TRW acquired BDM International, Inc., resulting in a charge for in-process research & development of $548 million. To date, several commercial projects, including the Web-enabled warehouse and distribution project, have been delayed about one year due to the following circumstances: competitive pressures in the information technology markets requiring different or added functionality; delay in industry standards to be enacted by third parties; change in internal project staffing; and increased focus on Year 2000 compliance by customers. The costs to complete the projects are substantially unchanged from the assumptions used in the valuation. The delays of the projects are not expected to affect materially TRW's expected investment returns.

TRW anticipates that these projects will be successfully developed; however, there can be no assurance that the products will be viable in the rapidly changing commercial marketplace. Any delay or cancellation of the projects would not have a material adverse impact on the results of operations or the financial condition of TRW.


LIQUIDITY AND FINANCIAL POSITION

In the first six months of 1999, a net increase in debt of $6,598 million, cash flow provided by operating activities of $346 million and proceeds from divestitures of $91 million were used to fund acquisitions of $6,049 million, capital expenditures of $356 million, dividend payments of $80 million and other items of $24 million. As a result, cash and cash equivalents increased by $526 million.

Net debt (short-term debt, the current portion of long-term debt, long-term debt less cash and cash equivalents) was $9.1 billion at June 30, 1999, compared to $2.1 billion at December 31, 1998. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) was 84 percent at June 30, 1999, compared to 52 percent at December 31, 1998.

During the second quarter 1999, TRW refinanced short-term debt by issuing $2.4 billion of notes and debentures on May 26, 1999 with $400 million 6.5% Notes Due 2002, $700 million 6.625% Notes Due 2004, $750 million 7.125% Notes Due 2009, and $550 million 7.75% Debentures Due 2029. An additional $1.0 billion of notes were issued on June 18, 1999 with $575 million Floating Rate Notes due 2000 and $425 million 6.45% Notes due 2001. The $425 million 6.45% Notes due 2001 were simultaneously changed to floating rate through the execution of a $425 million interest rate swap.

At June 30, 1999, $1.1 billion of short-term obligations were reclassified to long-term obligations as TRW intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

TRW received fully underwritten financing for the acquisition of LucasVarity in the form of a $7.4 billion two-tranche credit agreement with 59 banks. Tranche one of $3.7 billion expires December 31, 1999 and the second tranche of $3.7 billion expires January 26, 2000 with an option to extend the maturity of up to $2.0 billion of borrowings to January 26, 2001. The interest rates under the agreement are the prime rate and a rate based on a London Interbank Offered Rate. Issuance of long-term debt securities in the public or private capital markets and the net proceeds from divestitures, among other items, reduce the amount of the commitments by 100 percent under tranche one until it is zero and then by 50 percent under tranche two, with a maximum reduction under tranche two of $1.7 billion. At June 30, 1999, there were no outstanding borrowings under this agreement and tranche one was reduced by $3.4 billion due to the issuance of long-term debt.

During the first quarter of 1999, TRW amended the terms of its $750 million and $745 million U.S. revolving credit agreements and its $250 million multicurrency revolving credit agreement to change commitment fees, borrowing margins and other key terms and conditions to conform to the terms of the $7.4 billion agreement. In addition, the expiration date of the $745 million agreement was extended from December 6, 1999 to January 26, 2000, with the provision that TRW may extend the maturity of borrowings to January 26, 2001.

It is currently management's intention to renegotiate the Company's revolving credit agreements upon expiration to maintain facilities adequate to meet the Company's liquidity requirements.

No securities were issued under the Universal Shelf Registration Statement during the first six months of 1999.

As a result of the debt incurred for the LucasVarity acquisition, ratings on TRW's short and long-term debt were lowered. Moody's Investors Service has rated TRW's commercial paper at P-2 and senior unsecured debt at Baa1. Standard & Poor's has rated TRW's commercial paper at A-2 and senior unsecured debt at BBB. These rating changes are not expected to have a material impact on TRW's financial position.

On May 17, 1999, TRW announced that it will divest its engine businesses, which consist of TRW Engine Components and Lucas Diesel Systems operations; TRW Nelson Stud Welding; and the LucasVarity Wiring companies. The estimated net proceeds from these divestitures are expected to be $1.2 to $1.5 billion. TRW has established a goal of reducing its net debt by approximately $2.5 billion, including the effects of these divestitures, by year-end 2000.

Management believes TRW's current financial position and financing arrangements, including financing for the acquisition of LucasVarity, allow flexibility in worldwide financing activities and permit TRW to respond to changing conditions in credit markets. Management believes that funds generated from operations, the divestiture program and existing borrowing capacity are adequate to fund capital expenditures, working capital including tax requirements, company-sponsored research and development programs, dividend payments to shareholders and debt service requirements.

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


Year 2000

A company-wide Year 2000 (Y2K) compliance program has been implemented to determine Y2K issues and assure Y2K compliance. TRW's Y2K compliance program now encompasses the Y2K program of LucasVarity. The compliance program has four major areas: internal computer systems, factory floor systems, supplier and service management and products and contracts.

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

The internal computer systems are comprised of engineering and research and development facilities, business computer systems, end user systems and technical infrastructure. The Company estimates that 96 percent of TRW's internal computer systems are Y2K compliant and expects the remainder to be essentially complete by the end of September 1999. Remaining activities are driven by customer changes, planned later upgrades, or continuing updates to reflect vendor Y2K upgrades. The Company estimates that 98 percent of LucasVarity's internal computer systems are Y2K compliant and expects the remainder to be essentially complete by the end of September 1999. The majority of critical contingency plans for these systems were developed during the second quarter 1999, with the remainder to be developed during the third quarter 1999.

The factory floor systems are comprised of manufacturing and warehousing equipment. The Company estimates that 96 percent of TRW's factory floor systems are Y2K compliant and expects the remainder to be essentially complete by the end of September 1999. The Company estimates that 99 percent of LucasVarity's factory floor systems are Y2K compliant and expects the remainder to be essentially complete by the end of September 1999. The majority of critical contingency plans for these systems were developed during the second quarter 1999 with the remainder to be developed during the third quarter 1999.

The Company is continuing to evaluate Y2K issues associated with suppliers to TRW's Automotive business by working with the Automotive Industries Action Group
(AIAG), which consists of several of TRW's largest automotive customers and suppliers. The AIAG sent self-assessment surveys to approximately 15,000

TRW suppliers. The Company continues to evaluate the criticality of suppliers and has reduced its estimated critical suppliers to TRW's automotive business from 3,900 to 3,000. The Company has validated the critical suppliers' state of Y2K readiness and evaluated the risk to the Company by reviewing the self-assessment surveys and by conducting telephone surveys or on-site visits for selected critical suppliers. Y2K readiness responses have been received from critical automotive suppliers and service providers, except for a small number of suppliers where evaluations continue. The Company has developed 86 percent of contingency plans for critical suppliers and service providers and will continue this activity throughout 1999. Such plans consider alternate sourcing, stockpiling of inventory and supplies and disaster recovery scenarios.

Y2K certification requests were sent to approximately 8,200 suppliers and service providers to TRW's space, defense and information systems businesses, of which about 1,200 are considered critical. All of these critical suppliers have certified Y2K compliance. Contingency plans were developed during the second quarter and will continue to be developed throughout 1999.

Approximately 5,500 of LucasVarity's 20,000 automotive and aerospace suppliers and service providers are critical to its business. Each critical supplier and service provider is being contacted and their state of Y2K readiness is being validated. LucasVarity has received responses from approximately 99 percent of its critical suppliers and service providers, and these responses have been reviewed to determine what, if any, follow up actions may be necessary. Suppliers and service providers assessed as being high risk, or of particular significance to the business, have been reviewed further to evaluate the risks to LucasVarity. The validation and contingency planning related to LucasVarity's suppliers and service providers will be essentially complete by the end of September 1999.

The Company has assessed the products of the existing TRW automotive business and determined that there should be no Y2K issues. Also, LucasVarity has assessed its automotive and aerospace products and determined that there should be no Y2K issues.

Contracts entered into by TRW's space, defense and information systems businesses after January 1, 1996 and contract modifications entered into after January 1, 1996 that add major scope to earlier contracts have been assessed. The Company continues to review and refine the contracts identified as having Y2K impacts. At the end of the second quarter, the Company has determined that approximately 400 contracts have Y2K impacts. The remediation and validation has been completed for 360 of these contracts. Work continues based on customer mandated schedules for the remaining contracts. The Company expects renovations and critical contingency planning to be performed throughout 1999.

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

The total cost of the Company's Y2K compliance program, including LucasVarity from the date of acquisition, is estimated to be $170 million and includes $85 million for capitalizable costs and $85 million of costs that are being expensed as incurred. The Company has expensed approximately $63 million to date, including $2 million relating to LucasVarity. The Company expects to expense an additional $15 million throughout the remainder of 1999. The Company does not anticipate that the overall costs of the Company's Y2K compliance program will have a material effect on the Company's financial results or financial condition.

The dates of completion and the costs of the Company's Y2K program are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Company's Y2K program differ materially from those anticipated, the Company's financial results and financial condition could be materially adversely affected.


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

TRW has evaluated the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, including receipts and payments, the competitive implications of cross-border price transparency and other strategic implications. TRW's primary customers in the automotive industry in Europe are expected to require Euro invoicing during 1999. Invoicing and other business functions will be Euro-capable by the end of the transition period but may be converted earlier where operationally efficient or cost-effective or to meet customer requirements. TRW's exposure to foreign currency risk and the related use of derivative contracts to mitigate that risk is expected to be reduced as a result of conversion to the Euro.

TRW does not expect the conversion to the Euro to have a material effect on its financial condition or results of operations.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in TRW's forward-looking statements:

Our consolidated results could be affected by: unanticipated events and circumstances that may occur and render TRW's acquisition of LucasVarity less beneficial to TRW than anticipated; intense competition in our markets that make it impossible to achieve the expected financial and operating results and synergies from the acquisition of LucasVarity; the ability of TRW to integrate LucasVarity into its operations and thereby achieve the anticipated cost savings and be in a position to take advantage of potential growth opportunities; the ability to continue technical innovation and the development of and demand for new products and contract awards; pricing pressures from customers; the ability to reduce the level of outstanding debt from cash flow from operations and the proceeds from dispositions planned in our automotive business; the ability to effectively implement the company-wide Y2K compliance program in accordance with the estimated timetable and costs described herein and the preparedness of our critical suppliers; the introduction of competing products or technology by competitors; the availability of funding for research and development; the ability to meet performance and delivery requirements on systems for customers; the economic, regulatory and political instability of Brazil, Asia and certain emerging countries; and the ability to attract and retain skilled employees with high-level technical competencies.

Our automotive business also could be affected by: the ability to effectively implement the Company's automotive restructuring program and improve automotive margins; changes in consumer debt levels and interest rates; the cyclical nature of the automotive industry; moderation or decline in the automobile build rate; work stoppages; customer warranty claims; and changes to the regulatory environment regarding automotive safety.

Our aerospace and information systems business also could be affected by: the level of defense funding by the government; the termination of existing government contracts; and the ability to develop and market products and services for customers outside of the traditional aerospace and information systems markets.

The foregoing list of important factors is not exclusive.

We caution that any forward-looking statement reflects only the beliefs of TRW or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

TRW is subject to inherent risks attributed to operating in a global economy. It is TRW's policy to utilize derivative financial instruments to manage its interest rate and foreign currency exchange rate risks. When appropriate, TRW uses derivatives to hedge its exposure to short-term interest rate changes as a lower cost substitute for the issuance of fixed-rate debt. TRW manages cash flow transactional foreign exchange risk pursuant to a written corporate policy. Forward contracts and, to a lesser extent, options are utilized to protect TRW's cash flow from adverse movements in exchange rates. Also, at certain times, TRW may use interest rate agreements in the management of interest rate exposure on debt issuances.

TRW is exposed to credit loss in the event of nonperformance by the other party to derivative financial instruments. TRW limits this exposure by entering into agreements with a number of major financial institutions that meet credit standards established by TRW and that are expected to satisfy fully their obligations under the contracts. Derivative financial instruments are viewed by TRW as a risk management tool and are not used for speculative or trading purposes.

Based on TRW's interest rate exposure on variable rate borrowings at June 30, 1999, a one-percentage-point increase in the average interest rate on TRW's variable rate borrowings would increase future interest expense by approximately $5 million per month.

Based on TRW's exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at June 30, 1999, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a $75 million loss in fair value.

Based on TRW's interest rate exposure with regard to the interest rate swap outstanding at June 30, 1999, a 10 percent increase of the fixed interest rate component of the swap at June 30, 1999 would result in a $5 million loss in fair value.

TRW's sensitivity analyses of the effects of changes in interest rates and foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. TRW's sensitivity analyses of the effects of changes in interest rates and foreign currency exchange rates do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

Refer to the "Foreign Exchange Contracts" and the "Interest Rate Swap Agreements" footnotes in the Notes to Financial Statements for further discussion of derivative instruments as of June 30, 1999.

PART II. OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The Company held its 1999 Annual Meeting of Shareholders on April 28,
         1999.

(b) Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to management's nominees as listed in the proxy statement, and all of such nominees were elected.

(c) Martin Feldstein was elected a Director of the Company with 104,704,487 votes for election, 2,086,929 votes withheld from voting and 13,307,275 shares not voted, including broker non-votes.

         Robert M. Gates was elected a Director of the Company with 104,707,482 votes for election, 2,083,934 votes withheld from voting and 13,307,275 shares not voted, including broker non-votes.

         E. Bradley Jones was elected a Director of the Company with 104,538,852 votes for election, 2,252,564 votes withheld from voting and 13,307,275 shares not voted, including broker non-votes.

         David Baker Lewis was elected a Director of the Company with 104,637,794 votes for election, 2,153,622 votes withheld from voting and 13,307,275 shares not voted, including broker non-votes.

         The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 1999 fiscal year with 105,835,702 votes for, 496,668 votes against, 459,046 votes abstaining and 13,307,275 shares not voted, including broker non-votes.

         The shareholders defeated a shareholder proposal regarding the annual election of directors, with 46,562,726 votes for the annual election of directors, 52,835,188 votes against and 20,700,777 shares not voted, including broker non-votes and abstentions.

(d)      None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits:

         4(a) Second Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(c) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(b) Third Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(d) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(c) Fourth Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(e) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(d) Fifth Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(e) Sixth Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 23, 1999 (incorporated by reference to Exhibit 4(g) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(f) Registration Rights Agreement, dated May 26, 1999, among TRW and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4(m) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(g) Registration Rights Agreement, dated June 23, 1999, between TRW and Goldman, Sachs & Co., as representative of the initial purchasers (incorporated by reference to Exhibit 4(n) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         10(a) Purchase Agreement, dated May 26, 1999, between TRW and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as representatives of the initial purchasers named therein

         10(b) Purchase Agreement, dated June 18, 1999, between TRW and Goldman, Sachs & Co., as representative of the initial purchasers named therein

         10(c) Letter Agreement, dated April 28, 1999, between TRW and Carl Hahn regarding services as an Advisory Director of TRW

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

(b)      Reports on Form 8-K:

         Current Report on Form 8-K dated March 26, 1999, as amended May 17, 1999, as to the completion of the acquisition of LucasVarity plc and filing the pro forma and historical financial statements of LucasVarity plc.

         Current Report on Form 8-K dated May 27, 1999, as to the sale of $2.4 billion aggregate principal amount of debt securities under Rule 144A and Regulation S.

         Current Report on Form 8-K dated June 21, 1999, as to the sale of $1.0 billion aggregate principal amount of debt securities under Rule 144A.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRW Inc.



Date: August 12, 1999               By: /s/ William B. Lawrence
                                        -----------------------
                                          William B. Lawrence
                                          Executive Vice President and Secretary


                                    By: /s/ Carl G. Miller
                                        ------------------
                                          Carl G. Miller
                                          Executive Vice President
                                          and Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------



    Exhibit Number                    Description
    --------------                    -----------


         4(a) Second Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(c) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(b) Third Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(d) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)


         4(c) Fourth Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(e) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(d) Fifth Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (incorporated by reference to Exhibit 4(f) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(e) Sixth Supplemental Indenture between TRW and The Chase Manhattan Bank, as successor Trustee, dated as of June 23, 1999 (incorporated by reference to Exhibit 4(g) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(f) Registration Rights Agreement, dated May 26, 1999, among TRW and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as representatives of the initial purchasers (incorporated by reference to Exhibit 4(m) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         4(g) Registration Rights Agreement, dated June 23, 1999, between TRW and Goldman, Sachs & Co., as representative of the initial purchasers (incorporated by reference to Exhibit 4(n) to TRW Inc.'s Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227)

         10(a) Purchase Agreement, dated May 26, 1999, between TRW and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as representatives of the initial purchasers named therein

         10(b) Purchase Agreement, dated June 18, 1999, between TRW and Goldman, Sachs & Co., as representative of the initial purchasers named therein

         10(c) Letter Agreement, dated April 28, 1999, between TRW and Carl Hahn regarding services as an Advisory Director of TRW

         27           Financial Data Schedule

         99 Computation of Ratio of Earnings to Fixed Charges - Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statement of the Company: No. 333-48443, filed March 23, 1998)