Form 10-K/A
period 1998-12-31
TRW INC
filed 1999-11-10
CIK 100030

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                            NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                                ON WHICH REGISTERED
          -------------------                                -------------------
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

                                                                Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $5,528,014,729 as of March 1, 1999. This amount was computed on the basis of the closing price of the registrant's voting securities included in the NYSE-Composite Transactions report for such date, as published in the Midwest edition of The Wall Street Journal.

As of March 1, 1999 there were 120,070,384 shares of TRW Common Stock, $0.625 par value, outstanding.

The following documents have been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement dated March 15, 1999                      Part III
TRW Annual Report to Security Holders for the year ended      Parts I, II and IV
  December 31, 1998

The Registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended December 31, 1998. Unless otherwise provided herein, each of the items referenced below are amended by deleting them in their entirety and replacing them with the items set forth herein. Any information not expressly amended by this filing shall remain as set forth in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 19, 1999.

                                     PART I

ITEM 1.  BUSINESS
-----------------



                  INDUSTRY SEGMENTS AND PRODUCT CLASSIFICATIONS

TRW is an international company that provides advanced technology products and services. The principal businesses of TRW and its subsidiaries are the design, manufacture and sale of products and the performance of systems engineering, research and technical services for industry and the United States Government in the automotive and space, defense and information systems markets. TRW's principal products and services include:

     o    automotive systems and components;
     o    spacecraft;
     o    software and systems engineering support services;
     o    electronic systems, equipment and services; and
     o    information technology.

TRW was incorporated under the laws of Ohio on June 17, 1916. When used in this report, the terms "TRW" and the "Company" refer to TRW Inc., to TRW Inc. and its subsidiaries or to a subsidiary of TRW Inc.

AUTOMOTIVE

TRW's automotive businesses design, manufacture and sell a broad range of steering, suspension, engine, safety, engineered fastening, electronic, and other components and systems for passenger cars and commercial vehicles. These products include:

     o occupant restraint systems, including sensors, steering wheels, airbag and seat belt systems;
     o steering systems, including hydraulic and electrically assisted power and manual rack and pinion steering for light vehicles, power steering systems and suspension components for commercial vehicles;
     o electrical and electronic controls, engineered fasteners and stud welding systems; and
     o    engine valves and valve train parts.

TRW sells the products included in these businesses primarily to automotive original equipment manufacturers. In addition, TRW sells its automotive components for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

On January 28, 1999, TRW and LucasVarity plc announced that they had reached agreement on the terms of a recommended cash tender offer to be made on behalf of TRW to acquire the entire issued and to be issued share capital of LucasVarity. Pursuant to the offer, which was approved by the Boards of Directors of both companies, TRW will pay 288 pence for each Ordinary Share of LucasVarity and pound sterling 28.80 for each American Depositary Share of LucasVarity, each representing ten Ordinary Shares, for an aggregate value of pound sterling 4.0 billion, or approximately $7.0 billion. The offer commenced on February 6, 1999, and is currently scheduled to expire on March 25, 1999, at 5:00 p.m. New York City time (10:00 p.m. London time). The acquisition received U.S. regulatory clearance by the Federal Trade Commission on February 13, 1999, and was approved by the European Commission on March 11, 1999. The offer remains contingent on valid acceptances being received with respect to no less than 90 percent of the total share capital outstanding or such lower percentage as TRW may decide, provided such securities carry in the aggregate more than 50 percent of the voting rights then normally exercisable at general meetings of LucasVarity security holders, and other customary closing conditions.

SPACE, DEFENSE & INFORMATION SYSTEMS

TRW's space, defense and information systems businesses include spacecraft; electronic systems, equipment, components and services; systems integration, systems engineering services and software development; and information technology systems, products and services.

The Company's spacecraft activities include the design and manufacture of:

     o    spacecraft equipment;
     o    propulsion subsystems;
     o    electro-optical and instrument systems;
     o    spacecraft payloads;
     o    high-energy lasers and laser technology; and
     o    other high-reliability components.

The Company's electronic systems, equipment, components and services include the design and manufacture of:

     o    space communication systems;
     o    airborne reconnaissance systems;
     o    unmanned aerial vehicles;
     o    avionics systems;
     o    commercial telecommunications; and
     o    other electronic technologies for tactical and strategic applications.

TRW's systems integration, systems engineering services and software development are in the fields of:

     o    military command and control;
     o    strategic missiles;
     o    intelligence requirements management;
     o    public safety;
     o    modeling and simulation;
     o    training;
     o    telecommunications;
     o    image processing;
     o    earth observation;
     o    nuclear waste management;
     o    air traffic control;
     o    security and counterterrorism; and
     o    other high-technology systems.

The Company's information technology systems, products and services are focused on:

     o    defense;
     o    health and human safety;
     o    integrated supply chain;
     o    warehousing;
     o    logistics;
     o    test and evaluation;
     o    criminal justice;
     o    tax systems modernization; and
     o    financial applications.

TRW sells and distributes its products and services in its space, defense and information systems businesses principally to the United States Government, agencies of the United States Government, state, local and foreign governments and international and commercial customers.

     o TRW's spacecraft business involves the sale to the United States Government of subsystems and components for space propulsion and unmanned spacecraft for defense, scientific research and communications purposes.

     o The Company sells its software and systems engineering and integration support services primarily to the United States Government defense agencies and to federal, civilian and other state and local governmental agencies. These services include a wide variety of computer software systems and analytical services for space and defense, air traffic control, and advanced communication and data retrieval applications.

     o Sales to the United States Government of electronic systems, equipment and services consist of systems and subsystems for defense and space applications, including communications, command and control, guidance, navigation, electric power, sensing and electronic display equipment.

     o TRW sells its information technology systems, products and services primarily to the United States Government, agencies of the United States Government, state, local and foreign governments and international and commercial customers.

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


                               RESULTS BY SEGMENT

Reference is made to the information relating to the Company's industry segments, including sales, segment profit before tax and segment assets attributable to each segment for each of the years 1996 through 1998, presented under the note entitled "Operating Segments" in the Notes to Financial Statements on pages 49 through 52 of this Annual Report on Form 10-K, as amended. Such information is incorporated herein by reference.


                         FOREIGN AND DOMESTIC OPERATIONS

TRW manufactures products or has facilities in 28 countries throughout the world. TRW's operations outside the United States are in Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Japan, South Korea, Malaysia, Mexico, the Netherlands, Poland, Portugal, Saudi Arabia, South Africa, Spain, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom and Venezuela. TRW also exports products manufactured by it in the United States. Such export sales accounted for:

          o    6 percent of total sales during 1998, or $674 million;
          o    7 percent of total sales during 1997, or $732 million; and
          o    8 percent of total sales during 1996, or $764 million.

TRW's foreign operations are subject to the usual risks that may affect such operations, including, among other things:

          o    customary exchange controls and currency restrictions;
          o    currency fluctuations;
          o    changes in local economic conditions;
          o    exposure to possible expropriation or other government actions;
          o    unsettled political conditions; and
          o foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons.

Most of the identifiable assets associated with TRW's foreign operations are located in countries where the Company believes such risks to be minimal. Recent economic conditions in the Asia Pacific region and Latin America, primarily Brazil, have had a negative impact on the Company's operations. Future economic conditions in these regions could have continued unfavorable effects in 1999.

Reference is made to the information relating to the dollar amounts of sales and property, plant and equipment-net by geographic area for each of the years 1996 through 1998 presented under the note entitled "Operating Segments" in the Notes to Financial Statements on pages 49 through 52 of this Annual Report on Form 10-K, as amended. Such information is incorporated herein by reference.

                                     GENERAL

COMPETITION

TRW encounters intense competition in substantially all segments of its business. The Company's competitive position varies for its different products and services. However, TRW believes that it is a significant supplier of many of the products it manufactures and of many of the services it provides.

In the automotive business, competitors include independent suppliers of parts and components as well as the Company's original equipment customers, many of whom are integrated manufacturers who produce or could produce substantial portions of their requirements for parts and components internally. Some of the integrated manufacturers are becoming more aggressive in attempting to sell components to other automotive manufacturers and have or are considering spinning off all or a portion of their components operations which might also make such operations more aggressive competitors. Depending on the particular product, the number of the Company's competitors varies significantly and many of the products have high capital requirements and require high engineering content. In the automotive business, the principal methods of competition are:

          o    price;
          o    engineering excellence;
          o    product quality;
          o    customer service;
          o    delivery time; and
          o    proprietary position.

TRW competes for contracts covering a variety of United States Government projects and programs, principally in the space, defense and information systems business. Such competition is based primarily on:

          o    technical ability;
          o    product quality; and
          o    price.

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

CUSTOMERS

Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, represented the following portions of TRW's total sales:

          o    35 percent for 1998, or $4,119 million;
          o    33 percent for 1997, or $3,523 million; and
          o    32 percent for 1996, or $3,121 million.

Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, represented the following portions of the sales of the space, defense and information systems business:

          o    88 percent in 1998, or $4,118 million;
          o    93 percent in 1997, or $3,523 million; and
          o    93 percent in 1996, or $3,120 million.

As with all companies engaged in United States Government contracting, TRW is subject to certain unique business risks, including:

          o dependence on Congressional appropriations and administrative allotment of funds;
          o changes in United States Government policies that may reflect military and political developments;
          o    time required for design and development;
          o    significant changes in contract scheduling;
          o complexity of designs and the rapidity with which they become obsolete;
          o    necessity of design improvements;
          o difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work; and
          o    other factors characteristic of the industry.

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

Other than the United States Government, TRW's largest customers (determined by including sales to their affiliates throughout the world but excluding sales to such customers or their affiliates that ultimately result in sales to the United States Government) are Ford Motor Company, Volkswagen AG and General Motors Corporation. Such sales by TRW's automotive business to Ford, Volkswagen and General Motors, and their respective subsidiaries, accounted for the following portions of sales of the automotive business:

     o    20 percent, 13 percent and 9 percent, respectively, during 1998;
     o    21 percent, 12 percent and 7 percent, respectively, during 1997; and
     o    23 percent, 10 percent and 9 percent, respectively, during 1996.

Had Chrysler Corporation and Daimler Benz AG been combined as of January 1, 1998, sales by TRW's automotive business to the combined entity and its subsidiaries would have accounted for 13 percent of the sales of the automotive business in 1998.

Such sales by TRW's automotive business to Ford and its subsidiaries accounted for the following portions of TRW's total sales:

     o    12 percent for 1998, or $1,423 million;
     o    14 percent for 1997, or $1,469 million; and
     o    15 percent for 1996, or $1,470 million.

BACKLOG

The backlog of orders for TRW's domestic operations is estimated to have been approximately $6,010 million at December 31, 1998 and $6,025 million at December 31, 1997. Of those amounts, United States Government business, directly or indirectly, is estimated to have accounted for approximately $5,119 million at December 31, 1998 and $5,469 million at December 31, 1997. Reported backlog at the end of 1998 does not include approximately $6.6 billion of negotiated and priced, but unexercised, options of the Company's customers to purchase products and services from TRW for defense and non-defense programs. Unexercised options at the end of 1997 were valued at $3.6 billion. The exercise of options is at the discretion of the customer and, in the case of United States Government contracts, is dependent on future government funding. Of the total domestic backlog, 96 percent at December 31, 1998 and 1997 was attributable to the space, defense and information systems business. Substantially all of the backlog attributable to United States Government business is related to that business.

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

RESEARCH AND DEVELOPMENT

Research and development costs totaled:

          o    $2,143 million in 1998;
          o    $2,146 million in 1997; and
          o    $1,997 million in 1996

Of these amounts, customer-funded research and development was:

          o    $1,425 million in 1998;
          o    $1,501 million in 1997; and
          o    $1,425 million in 1996.

Company-funded research and development costs, which included research and development for commercial products, independent research and development and bid and proposal work related to government products and services, totaled:

          o    $522 million in 1998;
          o    $461 million in 1997; and
          o    $412 million in 1996.

A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts. Company-funded product development costs, including engineering and field support for new customer requirements, were:

          o    $196 million in 1998;
          o    $184 million in 1997; and
          o    $160 million in 1996.

The 1997 amounts exclude the $548 million charge for purchased in-process research and development associated with the acquisition of BDM International, Inc. Reference is made to the information concerning this charge in "Management's Discussion and Analysis of the Results of Operations and Financial Condition" under the caption "Acquisitions" on pages 19 and 20 of this Annual Report on Form 10-K, as amended. Such information is incorporated herein by reference.

EMPLOYEES

At December 31, 1998, TRW had approximately 78,000 employees, of whom approximately 37,800 were employed in the United States.

RAW MATERIALS AND SUPPLIES

Materials used by TRW include or contain:

          o    steel                        o    special alloys
          o    stainless steel              o    sodium azide
          o    pig iron                     o    glass
          o    ferro-chrome                 o    ceramics
          o    aluminum                     o    plastic powders and laminations
          o    brass                        o    carbon and plastic materials
          o    copper                       o    synthetic rubber
          o    tin                          o    paper
          o    platinum                     o    gold, silver, nickel, zinc and
                                                 copper plating materials.


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

The Company does not believe that compliance with environmental protection laws and regulations will have a material effect upon its capital expenditures or competitive position, and TRW's capital expenditures for environmental control facilities during 1999 and 2000 are not expected to be material to the Company. The Company believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on the Company's earnings. However, the Company cannot predict the effect on the Company's earnings of expenditures for aspects of certain matters for which there is insufficient information. See also "Legal Proceedings" on page 8 of TRW's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 19, 1999. In addition, the Company cannot predict the effect on the Company's earnings of compliance with environmental laws and regulations with respect to currently unknown environmental matters or the possible effect on the Company's earnings of compliance with environmental requirements imposed in the future.

CAPITAL EXPENDITURES - PROPERTY, PLANT AND EQUIPMENT

During the five years ended December 31, 1998, TRW's capital expenditures and the net book value of its assets retired or sold were:

                                  (IN MILLIONS)

                              CAPITAL EXPENDITURES
                   ------------------------------------------
                   LAND, BUILDINGS                               NET BOOK VALUE OF
YEAR ENDED          AND LEASEHOLD      MACHINERY AND             ASSETS RETIRED OR
DECEMBER 31,         IMPROVEMENTS        EQUIPMENT      TOTAL          SOLD
------------         ------------        ---------      -----          ----
1998                     $92               $452         $544           $40
1997                      86                463          549            54
1996                      76                424          500            29
1995                      74                392          466            21
1994                      92                396          488            19

On a segment basis, capital expenditures during 1998 and 1997 were as follows:

                                           (IN MILLIONS)

                                       CAPITAL EXPENDITURES
                                                  SPACE, DEFENSE &
YEAR ENDED                         AUTOMOTIVE       INFORMATION
DECEMBER 31,                        SEGMENTS      SYSTEMS SEGMENTS
------------                        --------      ----------------
1998                                  $390              $147
1997                                   390               156

Of total capital expenditures, 52 percent in 1998 and 56 percent in 1997 were invested in the United States.


ITEM 2.  PROPERTIES
-------------------

TRW's operations include numerous manufacturing, research and development and warehousing facilities. TRW owns or leases principal facilities located in 21 states plus the District of Columbia in the United States and in 27 other countries. Approximately 48 percent of the principal domestic facilities are used by the automotive business and 52 percent are used by the space, defense and information systems business. The automotive business uses a substantial majority of the foreign facilities.

Of the total number of principal facilities operated by TRW, 54 percent of such facilities are owned, 35 percent are leased and 11 percent are held by joint ventures in which TRW has an interest. The Company owns its world headquarters in Lyndhurst, Ohio and the headquarters for its Space & Electronics segment in Redondo Beach, California.

The Company also owns or leases certain smaller research and development properties and administrative, marketing, sales and office facilities throughout the United States and in various parts of the world. In addition, TRW operates facilities on property owned directly or indirectly by the United States Government.

A summary of TRW's principal facilities, by segment, principal use of the facility and geographic region, is set forth in the following tables. Please note that, while the following summaries categorize TRW's facilities by their principal use, a number of these facilities are multi-purpose facilities. For example, TRW's headquarters for its Space & Electronics segment in Redondo Beach, California is categorized as principally office space since the majority of its square footage is utilized as such. However, TRW also maintains significant research and development and manufacturing functions within that facility.

Automotive Segments

-----------------------------------------------------------------------------
Principal Use         North                    Asia/
of Facility          America      Europe      Pacific      Other      Total
-----------------------------------------------------------------------------
Manufacturing           34          54           17          9         114
-----------------------------------------------------------------------------
Warehouse                2           1           --         --           3
-----------------------------------------------------------------------------
Office                   4           2            2         --           8
-----------------------------------------------------------------------------
Total                   40          57           19          9         125
-----------------------------------------------------------------------------


Space, Defense & Information Systems Segments

-------------------------------------------------------------------
Principal Use         North                    Asia/
of Facility          America      Europe      Pacific      Total
-------------------------------------------------------------------
Research and
Development              1          --          --            1
-------------------------------------------------------------------
Office                  28          13           1           42
-------------------------------------------------------------------
Total                   29          13           1           43
-------------------------------------------------------------------

In the opinion of management, the Company's facilities are generally well maintained and are suitable and adequate for their intended use.

Reference is made to the information concerning long-term rental obligations under operating leases presented under the note entitled "Lease Commitments" in the Notes to Financial Statements on page 46 of this Annual Report on Form 10-K, as amended. This information is incorporated herein by reference.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------

Reference is made to the information set forth in the table presented under "Stock Prices and Dividends (Unaudited)" on page 55 of this Annual Report on Form 10-K, as amended, and to the information presented under the note entitled "Debt and Credit Agreements" in the Notes to Financial Statements on pages 45 and 46 of this Annual Report on Form 10-K, as amended. The information contained in such table and the information contained in the second-to-last paragraph of text in such note to financial statements are incorporated herein by reference.

The Company's Common Stock is traded principally on the New York Stock Exchange and is also traded on the Chicago, Pacific, Philadelphia, London and Frankfurt exchanges.

On March 1, 1999, there were 24,317 shareholders of record of the Company's Common Stock.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------


RESULTS OF OPERATIONS

In 1998, the Company was successful in many areas -- improving performance on government contracts, growing the commercial wireless telecommunications product lines and maintaining our worldwide, independent market leadership position based on unit volume in the highly competitive automotive supplier industry by introducing new products. Offsetting these positive developments, the margin in the Company's automotive business declined. As a result, the Company initiated several actions as announced on July 29, 1998 to improve the profitability of the business.

Total 1998 sales grew 10 percent to $11.9 billion, compared with $10.8 billion in 1997. Compared to 1996 sales of $9.9 billion, 1997 sales increased 10 percent. Net earnings and diluted earnings per share for the year were $477 million, or $3.83 per share, compared with a net loss of $49 million, or a net loss per share of $.40 in 1997. Net earnings and diluted earnings per share for 1996 were $480 million, or $3.62 per share.

The above comparative results include the following items. The 1998 results include a $20 million after tax, or $.16 per share, benefit from an interest accrual adjustment relating to a tax litigation settlement and a $32 million after tax, or $.25 per share, benefit from the settlement of certain patent litigation, offset in part by $28 million after tax, or $.21 per share, in charges for litigation and contract reserves and an $18 million after tax, or $.15 per share, charge for the 1998 automotive restructuring. The 1997 results include a $548 million, or $4.43 per share, one-time noncash charge with no income tax benefit related to in-process research and development associated with the acquisition of BDM International, Inc. (BDM) and a $9.7 million after tax, or $.08 per share, gain from the sale of a property. The 1996 results include three special items: a gain of $260 million after tax, or $1.96 per share, related to the sale of the Company's information services business; special charges of $202 million after tax, or $1.52 per share, for actions taken, in part, to enhance the Company's competitiveness; and $50 million after tax, or $.38 per share, of impairment losses that were primarily a result of technological changes and the decision to close certain facilities in the automotive business.

The items in the preceding paragraph are set forth in the following table:

($ in millions except per share data)
---------------------------------------------------------------------------------------------------------
  Income (Loss)                                  1998                1997                   1996
                                           ----------------    -----------------      ----------------
                                                       Per                 Per                    Per
                                           Amount     Share    Amount     Share       Amount     Share
                                           ------     -----    ------     -----       ------     -----
Gain from the sale of the information
services business                           $ --      $  --     $  --     $   --       $260      $1.96
---------------------------------------------------------------------------------------------------------
Severance & plant closing costs              (18)      (.15)       --         --        (28)      (.21)
---------------------------------------------------------------------------------------------------------
Contract reserves                             --         --        --         --        (64)      (.48)
---------------------------------------------------------------------------------------------------------
Litigation & warranty expenses                --         --        --         --        (80)      (.60)
---------------------------------------------------------------------------------------------------------
Asset writedowns                              --         --        --         --        (50)      (.38)
---------------------------------------------------------------------------------------------------------
Other expenses                                --         --        --         --        (30)      (.23)
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Purchased in-process research and
development - BDM                             --         --      (548)     (4.43)        --         --
---------------------------------------------------------------------------------------------------------
Gain from the sale of a property              --         --        10        .08         --         --
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Interest adjustment from tax litigation
settlement                                    20        .16        --         --         --         --
---------------------------------------------------------------------------------------------------------
Settlement of patent litigation               32        .25        --         --         --         --
---------------------------------------------------------------------------------------------------------
Litigation & contract reserves               (28)      (.21)       --         --         --         --
---------------------------------------------------------------------------------------------------------
                                            $  6      $ .05     $(538)    $(4.35)      $  8      $ .06
                                            ====      =====     =====     ======       ====      =====
---------------------------------------------------------------------------------------------------------

The above listed items are included in the Statements of Operations as follows:

    ($ in millions)
---------------------------------------------------------------------
                                        1998       1997       1996
                                        ----       ----       ----
Sales                                   $ --      $  --      $  19
---------------------------------------------------------------------
Cost of sales                             52         --        321
---------------------------------------------------------------------
Administrative and selling expenses       13         --         --
---------------------------------------------------------------------
Purchased in-process research and
development                               --        548         --
---------------------------------------------------------------------
Interest expense                         (30)        --         18
---------------------------------------------------------------------
Other expense (income) - net             (49)       (15)        65
---------------------------------------------------------------------
Income Tax Expense (Benefit)               8          5       (133)
---------------------------------------------------------------------
Discontinued Operations - After
Tax Gain on Disposal                      --         --        260
                                        ----      -----      -----
---------------------------------------------------------------------
                                        $  6      $(538)     $   8
                                        ====      =====      =====
---------------------------------------------------------------------

The increase in sales during 1998 from 1997 primarily resulted from the acquisition of BDM which contributed $885 million in sales. The increase in sales during 1997 from 1996 primarily resulted from the acquisition of Magna International's air bag and steering wheel operations and strong program performance in the space, defense and information systems business.

Gross profit margin as a percentage of sales for 1998 was 18.3 percent, compared to 18.5 percent for 1997 and 15.0 percent for 1996. The decline in gross profit margin during 1998 from 1997 primarily resulted from a decline in the margin of the automotive business offset in part by the higher margin in the space, defense and information systems business. The increase in gross profit margin during 1997 from 1996 was primarily the result of special charges in 1996 which reduced gross margin by 3.1 percentage points and the higher margin in the space, defense and information systems business in 1997.

Administrative and selling expenses increased in 1998 compared to 1997 primarily due to the acquisition of BDM. Administrative and selling expenses increased in 1997 compared to 1996 primarily due to acquired businesses contributing approximately $40 million, additional spending of approximately $10 million for the implementation of new information systems in the automotive business and an increase in spending of approximately $25 million in the space, defense and information systems business to support growth.

Research and development expenses increased in 1998 compared to 1997 primarily due to an increase in spending in both the automotive and space, defense and information systems businesses of approximately $30 million and $25 million, respectively, and the addition of approximately $10 million of research and development expenses associated with BDM. Research and development expenses increased in 1997 compared to 1996 primarily due to the research and development expenses of acquired businesses.

Purchased in-process research and development expense of $548 million in 1997 was related to the acquisition of BDM.

Interest expense in 1998 was $114 million compared with $75 million in 1997 and $84 million in 1996. The increase in interest expense in 1998 from 1997 was primarily due to higher average debt levels, partially offset by the benefit from an interest accrual adjustment of $30 million relating to a tax litigation settlement. The decrease in interest expense in 1997 from 1996 was primarily due to the absence of a 1996 special charge, partially offset by higher average debt levels.

The increase in other income in 1998 compared to 1997 is primarily due to a $49 million benefit from the settlement of patent litigation. The change in other expense(income)-net during 1997 compared to 1996 is primarily due to special charges of $65 million included in 1996.

The effective tax rate for continuing operations was 36.1 percent in 1998 compared with 120.3 percent in 1997 and 39.6 percent in 1996. Excluding the in-process research and development charge, the 1997 effective tax rate would have been 36.6 percent. The effective tax rate for 1998 was lower than the adjusted effective tax rate in 1997 by .5 percentage points primarily due to U.S. export tax incentives and the recognition of tax benefits from divested operations. These items were partially offset by unutilized tax losses. The decrease in the 1997 adjusted effective tax rate from 1996 was attributable to various federal and state tax incentives and the tax benefit from the realignment of certain foreign operations.

At December 31, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. At December 31, 1998, the Company also adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. The measurement and recognition requirements for pension or other postretirement benefit plans have not changed. During the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires that unrealized gains or losses on the Company's available-for-sale securities, foreign currency translation and minimum pension liability adjustments be included in other comprehensive income and that the accumulated balance of other comprehensive income be separately displayed. Prior year information has been restated to conform to the requirements of these new standards.

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for years beginning after June 15, 1999, and is expected to be adopted by the Company in 2000. This statement is not expected to have a material effect on the Company's results of operations or financial condition.

[Line Graph]
96        9.9
97       10.8
98       11.9


SALES

($ in billions)

[Line Graph]
96       182
97       (49)
98       477

EARNINGS FROM CONTINUING OPERATIONS

Including 1997 charge for purchased in-process R&D, with no income tax benefit, and 1996 special charges ($ in millions)

[Line Graph]
96       1.37
97       (.40)
98       3.83

DILUTED EARNINGS PER SHARE FROM CONTINUING OPERATIONS

Including 1997 charge for purchased in-process R&D, with no income tax benefit, and 1996 special charges


Subsequent Event

On January 28, 1999, the Company announced its intention to acquire the entire issued and to be issued share capital of LucasVarity plc in a cash tender offer totaling approximately $7 billion. LucasVarity plc is a U.K. company with ordinary shares traded on the London Stock Exchange and American Depository Shares (ADSs) on the New York Stock Exchange. For the year ended January 31, 1998, LucasVarity had sales of $6.8 billion, $5.6 billion of which were derived from the automotive industry and $1.2 billion from aerospace.

The Company has received fully underwritten financing from J.P. Morgan Securities Inc., NationsBanc Montgomery Securities LLC, Salomon Smith Barney Inc. and Barclays Capital. The boards of directors of both companies have approved the transaction and LucasVarity's directors have entered into irrevocable agreements to tender their shares and ADSs in response to the offer. The transaction, which is subject to normal closing conditions, may be completed as early as the first quarter of 1999 and will be accounted for under purchase accounting.

Automotive Segments

The Company's automotive business is reported as the following four operating segments: Occupant Safety Systems, Chassis Systems, Automotive Electronics and Other Automotive.

Sales for 1998 increased 2 percent to $7.2 billion from $7.0 billion reported in 1997. All automotive segments contributed to the sales increase with the Automotive Electronics segment contributing approximately $115 million. Sales for 1998 increased primarily due to higher volume in nearly all product lines by approximately $510 million. The increase was partially offset by lower pricing of approximately $250 million, primarily in occupant restraint products, the effect of a strong U.S. dollar of approximately $90 million and the effect of weakening economic conditions in Brazil and Asia of approximately $50 million.

Excluding the 1998 restructuring charge of $24 million, segment profit before tax in 1998 decreased 11 percent to $567 million from $637 million in 1997. The Occupant Safety Systems segment contributed approximately $55 million to the segment profit decrease. Segment profit before tax for 1998 decreased primarily due to lower pricing across all product lines of approximately $250 million, higher research and development costs and start-up costs associated with new product launches of approximately $30 million and $40 million, respectively, and the effects of unfavorable economic conditions in Brazil and Asia of approximately $20 million. The decrease was partially offset by cost reductions net of inflation of approximately $350 million.

The changes in sales and segment profit before tax excluding restructuring charges noted above and the restructuring charges are detailed by operating segment in the following table:

(in millions)                                                                                               RESTRUCTURING
                                      SALES                          SEGMENT PROFIT BEFORE TAX                 CHARGES
                          ------------------------------    -------------------------------------------     -------------
                                                  Brazil                            Brazil
                                                    and                   Start-up    and     Net Cost
                          Volume  Price  Exchange  Asia     Price   R&D     Costs    Asia    Reductions
Occupant Safety Systems    $230   $(195)   $(20)   $ (5)    $(195)  $ --    $(20)    $ --       $180            $ --
Chassis Systems             130     (10)    (60)    (40)      (10)   (25)    (15)     (15)        90              (7)
Automotive Electronics      115     (35)     (5)     --       (35)   (15)     (5)      --         70             (13)
Other Automotive             35     (10)     (5)     (5)      (10)    10      --       (5)        10              (4)
                           ----   -----    ----    ----     -----   ----    ----     ----       ----            ----
Total Automotive Business  $510   $(250)   $(90)   $(50)    $(250)  $(30)   $(40)    $(20)      $350            $(24)


Sales of $7.0 billion in 1997 represented an 8 percent increase over 1996 sales of $6.5 billion. The Occupant Safety Systems segment contributed approximately $550 million to the sales increase. Sales for 1997 increased primarily from acquisitions and higher volume in most operating segments which contributed approximately $650 million and $445 million, respectively, partially offset by the effect of a strong U.S. dollar and lower pricing of approximately $310 and $240 million, respectively. Segment profit before tax for the automotive business increased 2 percent to $637 million in 1997 from $623 million reported in 1996, excluding $293 million of special charges relating to asset impairments and writedowns, consolidation of manufacturing plants, severance, litigation and warranty expenses. The Other Automotive segment contributed approximately $16 million to the segment profit increase. The increase in segment profit before tax for the automotive business was primarily due to acquisitions and cost reductions net of inflation which contributed approximately $65 million and $230 million, respectively, partially offset by the effect of lower pricing, higher new product research and development and the effects of a strong U.S. dollar of approximately $240 million, $40 million and $30 million, respectively, and the effects of the economic weakness in the Asia Pacific region.

The changes in sales and segment profit before tax excluding special charges noted above and the special charges are detailed by operating segment in the following table:

(in millions)                                                                                                          SPECIAL
                                           SALES                               SEGMENT PROFIT BEFORE TAX               CHARGES
                          --------------------------------------  -------------------------------------------------    -------
                                                                                 Net Cost
                          Acquisitions  Volume  Exchange  Price   Acquisitions  Reductions  Price    R&D   Exchange
Occupant Safety Systems       $620       $215    $(100)   $(180)       $65         $140     $(180)  $(30)    $(10)      $(112)
Chassis Systems                 --        170     (130)     (20)        --           40       (20)    --      (10)        (81)
Automotive Electronics          30         --      (50)     (30)        --           40       (30)   (10)      (5)        (91)
Other Automotive                --         60      (30)     (10)        --           10       (10)    --       (5)         (9)
Total Automotive Business     $650       $445    $(310)   $(240)       $65         $230     $(240)  $(40)    $(30)      $(293)

The Company anticipates that 1999 North American and Western European automotive and light truck production will be relatively stable at 1998 levels. The Company foresees growth in the emerging markets of Central and Eastern Europe. Recent economic conditions in the Asia Pacific region and Latin America, primarily Brazil, have had a negative impact on the Company's operations in these regions. Future economic conditions in these regions could have continued unfavorable effects in 1999. Strong price pressure, characteristic of the automotive supply industry as a whole, is expected to continue across all product lines. The Company's goal is to mitigate this pressure with the automotive restructuring program in addition to the continuing cost reduction efforts.

On July 29, 1998, the Company announced actions intended to enhance the automotive business profit margin by 1.5 percentage points over two years, which should improve operating cash flow by approximately $100 million a year. To accomplish the improvements, the Company is taking the following actions: closing 10 to 15 percent of the Company's 137 manufacturing plants; reducing direct and indirect hourly and salaried factory personnel and hourly and salaried personnel in administration, sales and marketing, and engineering functions by 7,500; reducing the cost of materials through more effective use of global sourcing and purchasing, and by reducing the number of automotive suppliers by 50 percent over the next few years; improving productivity by reducing manufacturing costs by at least 25 percent over the next few years through the use of lean manufacturing practices and improved quality; and reducing aggregate capital expenditures by $300 million over the next five years. The Company estimates that the reduction in personnel in administration, sales and marketing, and engineering functions along with expense reductions by the consolidation of certain staff functions and reductions in discretionary spending will contribute approximately $75 million in savings, a 20 percent reduction in selling, general and administration costs per year. To implement these changes, the Company will record pre-tax charges of $125 million to $150 million by the end of 2000, of which $24 million was expensed in 1998 primarily for plant closing and severance costs. Other accruals at December 31, 1998 includes $18 million relating to these costs and will be used for severance in 1999.

In 1998, three manufacturing facilities have been closed, reducing excess manufacturing capacity, and two noncore businesses have been divested. A management layer has been eliminated and the business has been reorganized into eight global product lines. Through December 31, 1998, approximately 3,800 employees have been notified, with these actions resulting in a net reduction in employees of approximately 2,750. The reorganization is aimed at enhancing customer focus, increasing capacity utilization by managing capacity on a global basis and by implementing lean manufacturing techniques, improving the effectiveness of product development and manufacturing process engineering and leveraging global purchasing power. Also, progress has been made in supplier consolidation and improvement in supplier quality.

In addition to restructuring actions, the Company has invested and expects to continue to invest in products with significant potential for growth or technological advantage, such as electrically assisted steering, advanced restraint systems, side-impact air bags, power rack and pinion steering, advanced electronic components and new air bag inflator technologies. In 1998, the Company introduced new automotive products including an innovative multistage inflator that was part of a complete advanced restraint system and successfully launched electrically powered hydraulic steering. The Company will continue to take advantage of opportunities to enhance its global competitiveness through internal growth and strategic alliances. During 1998, the Company consummated 13 alliances, joint ventures and acquisitions in seven countries. These strategic actions have served to enhance the Company's capabilities as a global systems supplier. The Company is well positioned to meet its customers' global requirements with quality products and services and anticipates being awarded significant new business.

[Line Graph]
96       6.5
97       7.0
98       7.2

AUTOMOTIVE SEGMENTS' SALES

($ in billions)

[Line Graph]
96       330
97       637
98       543

AUTOMOTIVE SEGMENTS' PROFIT BEFORE TAX

Including 1998 restructuring charge and 1996 special charges ($ in millions)


Space, Defense & Information Systems Segments

The Company's space, defense and information systems business is reported as the following two operating segments: Space & Electronics and Systems & Information Technology.

Sales for 1998 increased 23 percent to $4.7 billion from $3.8 billion reported in 1997 due to the acquisition of BDM, which contributed $885 million in sales. An increase in sales from new contract awards of approximately $290 million was offset by lower volume on existing programs of approximately $200 million and a $60 million contract modification. The contract modification was at the customer's request and reduced the overall value of the contract to exclude subcontract costs. The contract modification did not affect segment profit, as the decrease in sales was offset by lower cost of sales. The increase marks this segment's fifth consecutive year of sales growth.

Segment profit before tax in 1998 increased 31 percent to $458 million from $348 million in 1997. The Space & Electronics and Systems & Information Technology segments contributed approximately $60 million and $50 million to the segment profit increase, respectively. The increase was due to the acquisition of BDM which contributed $52 million, new contract awards of approximately $20 million, improved program performance, excellent award and orbital incentive fees and continued success in commercial gallium arsenide products which contributed approximately $40 million in the aggregate and the benefit from the settlement of certain patent litigation of $49 million. The increase was partially offset by charges for litigation and contract reserves of $41 million.

The changes in sales and segment profit noted above are detailed by operating segment in the following table:

(in millions)                                SALES                                      SEGMENT PROFIT BEFORE TAX
                         ---------------------------------------------  ------------------------------------------------------------
                                                                                                                Benefit   Litigation
                                        New                                              New                     from        and
                                      Contract              Contract                   Contract    Program      Patent     Contract
                         Acquisitions  Award     Volume   Modification  Acquisitions    Awards   Performance  Litigation   Reserves
Space & Electronics          $ --       $ 45     $ (90)       $ --          $--          $ 5         $20         $49         $(15)
Systems & Information
Technology                    885        245      (110)        (60)          52           15          20           0          (26)
Total Space, Defense &
Information Systems
Business                     $885       $290     $(200)       $(60)         $52          $20         $40         $49         $(41)


Sales in 1997 increased 13 percent to $3.8 billion compared with $3.4 billion reported in 1996. Segment profit before tax in 1997 increased 29 percent to $348 million from $269 million, excluding $89 million of special charges in 1996 related primarily to contract reserves. The increase in sales and segment profit before tax was due to strong program performance.

The changes in sales and segment profit before tax excluding special charges noted above and the special charges are detailed by operating segment in the following table:

(in millions)                                          SEGMENT      1996
                                                        PROFIT     SPECIAL
                                             SALES    BEFORE TAX   CHARGES
                                             -----    ----------   -------
Space & Electronics                           $200       $ 57        $(23)
Systems & Information Technology               235         22         (66)
Total Space, Defense & Information
Systems Business                              $435       $ 79       $(89)

Government funding for most of the Company's contracts is expected to remain stable while certain contracts remain fiscally constrained. However, increased defense, intelligence and information technology spending is expected to favorably impact many of the Company's major contracts and core businesses. The Company does not anticipate any significant unfavorable operational effects related to program terminations or budget reallocations. The continuing focus on diversification of the segments' sales mix has led to contracts in the civil, state, commercial and international arenas, which further positions the segments for growth. The Company believes the diversity of its programs insulates the Company from both funding fluctuations and the economic uncertainty of global markets. The segments remain focused on investing in new technologies, bidding and winning new contracts and continuing to provide outstanding products and services to customers.

Total backlog, primarily in the space, defense and information systems business, at the end of 1998 totaled $6.0 billion, unchanged from 1997. The award of several key programs in both defense and nondefense related markets maintained the backlog while the business targeted awards in new and emerging markets. Reported backlog at the end of 1998 and 1997 does not include $6.6 billion and $3.6 billion, respectively, of negotiated and priced, but not exercised, options for defense and nondefense programs. The exercise of the options is at the discretion of the customer and, in the case of government contracts, is dependent on future government funding.

[Line Graph]
96       3.4
97       3.8
98       4.7

SPACE, DEFENSE & INFORMATION SYSTEMS SEGMENTS' SALES

($ in billions)

[Line Graph]
96       180
97       348
98       458

SPACE, DEFENSE & INFORMATION SYSTEMS SEGMENTS' PROFIT BEFORE TAX

Including 1996 special charges ($ in millions)


Acquisitions

During 1997, the Company acquired an 80 percent equity interest in the air bag and steering wheel businesses of Magna International for cash of $415 million plus assumed net debt of $50 million. The remaining 20 percent of Magna International was acquired in 1998 for cash of $102 million. These businesses supply air bag modules, inflators, propellants, steering wheels and other related automotive components. The results of operations have been included in the financial statements from the dates of acquisition. The acquisitions were accounted for by the purchase method; accordingly, the combined purchase price has been allocated to the net assets acquired based on their estimated fair values and to costs for certain restructuring actions, primarily plant closing and severance costs of $40 million. As of December 31, 1998 and 1997, the balance of the restructuring reserve, included in other accruals, was $18 million and $40 million, respectively. During 1998, $6 million was used for severance payments and $7 million for plant closure costs. The reserve was reduced $9 million due to a change in estimate for severance payments. The remaining reserve will be used primarily for severance and plant closure costs in 1999 and 2000. The combined purchase price in excess of the net assets was $336 million and it is being amortized over 40 years.

On December 24, 1997, the Company acquired the stock of BDM for cash of $880 million plus assumed net debt of $85 million. With the acquisition of BDM, the Company gained greater capability to serve the fast-growing market for government information technology as well as the very large, high-growth commercial information technology market. The acquisition was accounted for by the purchase method with the purchase price allocated to the net assets acquired based on their fair values and to costs for employee severance of $8 million. As of December 31, 1997, the reserve balance, included in other accruals, was $8 million. During 1998, the $8 million was used for severance payments. The purchase price allocation resulted in a $548 million charge to earnings, with no income tax benefit, for the fair value of acquired in-process research and development that had not reached technological feasibility and had no future alternative use and $152 million of identified intangible assets, including core and developed technology, workforce and trade name.

The fair values of in-process research and development and identified intangible assets were determined by an independent valuation using the income approach. Eight commercial projects were included in the valuation. The major projects included: a commercial market adaptation of core network security to achieve the highest level of network security of $201 million; a Web-enabled and substantially enhanced warehouse and distribution management project of $199 million; and a module to enhance certain applications to become compliant with the single European currency for a particular software of $69 million.

Due to the high level of risk associated with the successful development of the projects arising from competition, shift in the market, technological feasibility or timeliness to market, discount rates between 25 percent and 30 percent were used to discount the projects' cash flows. Operating margins were assumed to be similar to historical margins of similar products. The market size was verified for reasonableness with outside research sources. The projects were in various stages of completion ranging from approximately one-third to two-thirds complete as of the valuation date. The stage of completion for each project was estimated by evaluating the complexity of the technology, time to market and the cost. Substantially all of the projects were expected to be complete by the end of 1999.

To date, several commercial projects, including the Web-enabled warehouse and distribution project, have been delayed about one year due to the following circumstances: competitive pressures in the information technology markets requiring different or added functionality; delay in industry standards to be enacted by third parties; change in internal project staffing; and increased focus on Year 2000 compliance by customers. For example, competitive pressures in the warehouse and distribution market resulted in a new systems approach emerging in the July 1998 timeframe which enabled these systems to be implemented in a modular approach by a competitor. This modular approach offered reduced functionality but at a lower cost and with reduced implementation risk to the customer. The costs to complete the projects are substantially unchanged from the assumptions used in the valuation. The delays of the projects are not expected to affect materially the Company's expected investment returns. The Company currently anticipates that these projects will be successfully developed; however, there can be no assurances that the products will be viable in the rapidly changing commercial marketplace.

In addition, the development of two projects has changed in scope. Following discussions with a key customer and in conjunction with several independent marketplace assessments during the second half of 1998, it became clear that the potential marketplace opportunity for the network security project had changed and the revenues would be reduced significantly. Four key factors contributed to the reduction in the Company's addressable market for this product: the constraints due to hardware adaptability; the lack of current interest in the commercial market for a high-end capability which would command a premium price; the fact that a number of competitive products have become available; and the increase in Internet traffic resulting in former smaller sites growing to larger sites that require different technology. As a result of the change in the market, the Company will focus on the completion and release of the project in 2000 for core customers.

Also, the research and development of the European currency project was divested in November 1998 as part of a transaction that included the sale of TRW's assets in its enterprise resource planning software distribution business in the United Kingdom and the Netherlands. As part of the agreement, the Company received $20 million in cash for its assets, $1.4 million for completion of the development of the European currency project, and was named a global systems integrator for all of the acquirer's products. The assets were sold at book value; thus, no gain or loss was recognized in the statement of operations. Also, the acquirer became a distributor for two of TRW's developed software applications.

Although circumstances associated with the three major projects changed substantially subsequent to the valuation, none of these facts or circumstances were known, contemplated or were contingent as of the date the valuation was completed in January 1998.

The Company has reevaluated the carrying values of the identified intangible assets recorded as part of the purchase price for impairment and has concluded that the carrying values of the intangible assets will be recovered.

As of December 31, 1998, the integration of BDM with the Company's previously existing information technology business has been completed successfully. The financial effect of BDM was relatively neutral to the Company's 1998 earnings and is expected to be accretive beginning in 1999; however, a major portion of the business associated with the value determined by the purchase price allocation, accounting for approximately 57 percent of the total purchase price, has not been developed or implemented into our current business.

See the "Acquisitions" footnote in the Notes to Financial Statements for further discussion of these acquisitions.

Discontinued Operations

During 1996, the Company sold its information services business for $1.1 billion. The sale resulted in a gain of $484 million ($260 million after tax, or $1.96 per share). The proceeds from the sale were used to repay debt, fund investment opportunities and acquire the Company's common stock. The operating results of the information services business and the related transaction gain are reflected as discontinued operations for all periods presented in the financial statements.

International Operations

International sales were $4.5 billion, or 38 percent of the Company's sales in 1998; $4.4 billion, or 40 percent of sales in 1997; and $3.9 billion, or 40 percent of sales in 1996. U.S. export sales included in those amounts were $674 million in 1998, $732 million in 1997 and $764 million in 1996. Most of the Company's non-U.S. operations are included in the automotive business and are located in Europe, Mexico, Canada, Brazil and the Asia Pacific region. The Company's non-U.S. operations are subject to the usual risks that may affect such operations; however, most of the assets of its non-U.S. operations are in countries where the Company believes such risks to be minimal.

Liquidity and Financial Position

Cash flow from operations in 1998 of $661 million and additional borrowings of $522 million were used primarily for capital expenditures for property, plant and equipment and other intangible assets of $625 million, acquisitions of $249 million, purchases of the Company's common stock of $184 million, of which $5 million was for the settlement of shares purchased in 1997, and dividend payments of $154 million. Net debt at December 31, 1998, was $2,139 million compared with $1,586 million at the end of 1997. The ratio of net debt (short-term debt, current portion of long-term debt and long-term debt less cash and cash equivalents) to total capital (net debt, minority interests and shareholders' investment) was 52 percent at December 31, 1998, compared with 48 percent at December 31, 1997. The percentage of fixed-rate debt to total debt was 52 percent at the end of 1998.

During 1998, 3.6 million shares of the Company's common stock were purchased for $179 million. The Company purchased 4.6 million and 8.0 million shares in 1997 and 1996, respectively. The Company's share repurchase program was discontinued in 1999.

Capital expenditures for property, plant and equipment and other intangible assets were $625 million in 1998, $571 million in 1997 and $501 million in 1996. The Company will maintain a capital program with estimated capital expenditures for 1999 totaling about $600 million. Approximately two-thirds of these expenditures will be invested in the automotive business and one-third in the space, defense and information systems business. The Company will continue to invest in its automotive growth businesses, including electrically assisted steering, advanced restraint systems, side-impact air bags, power rack and pinion steering and advanced electronic components. The space, defense and information systems business expenditures will be used to support major new contract awards and the existing business base, as well as research and development of next-generation technologies.

During the third quarter of 1998, approximately $225 million of deferred tax liabilities related to the closure of certain long-term contracts were paid.

During January 1998, the Company acquired 13.5 million shares (as adjusted for a stock split), or approximately 7 percent of the outstanding shares, of ICO Global Communications (Holdings) Limited for approximately $50 million in cash. The Company and ICO dismissed legal proceedings pertaining to certain patent rights related to their proposed global telecommunications systems. As part of the patent litigation settlement, ICO paid the Company $25 million in January 1998 and will pay an additional $25 million by mid-1999. The Company has discontinued efforts related to its Odyssey project, a satellite-based personal communications system.

The Company's non-U.S. operations generally are financed by borrowings from banks or through intercompany loans in the local currency of the borrower and by equity capital invested by the Company and minority shareholders. There are no significant restrictions on the remittance of funds by the Company's non-U.S. subsidiaries to the United States. A discussion of the Company's credit facilities is contained in the "Debt and Credit Agreements" footnote in the Notes to Financial Statements.

During 1998, the Company established a $1 billion Universal Shelf Registration Statement. Securities that may be issued under this shelf registration statement include debt securities, common stock, warrants to purchase debt securities and warrants to purchase common stock.

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

Based on the Company's overall interest rate exposure at December 31, 1998, a one-percentage-point increase in the average interest rate on the Company's variable rate borrowings would not materially affect the results of operations of the Company. Based on the Company's exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at December 31, 1998, a 10 percent uniform weakening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would not materially affect the results of operations of the Company. The Company's sensitivity analyses of the effects of changes in foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The Company's sensitivity analyses of the effects of changes in interest rates and foreign currency exchange rates do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

At December 31, 1998 the Company had a working capital deficiency of $315 million primarily due to an increase in short-term debt. Management believes that sufficient resources, in the form of funds generated by operations and existing borrowing capacity, are available to maintain liquidity.

Management believes the Company's current financial position and financing arrangements, including financing for the acquisition of LucasVarity, allow flexibility in worldwide financing activities and permit the Company to respond to changing conditions in credit markets. Management believes that funds generated from operations and existing borrowing capacity are adequate to fund capital expenditures, working capital including tax requirements, company-sponsored research and development programs, dividend payments to shareholders and the acquisition of LucasVarity. The Company remains committed to maintaining strong investment grade debt ratings.

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

Year 2000

A company-wide Year 2000 (Y2K) compliance program has been implemented to determine Y2K issues and define a strategy to assure Y2K compliance. The compliance program has four major areas: internal computer systems, factory floor systems, supplier and service management and products and contracts.

The general phases common to all areas of the compliance program are: Project Start-up; Inventory and Assessment; Conversion, Upgrade and Renovation; Validation, including testing; and Implementation. The Project Start-up and the Inventory and Assessment phases are essentially complete. The remainder of the Y2K compliance program is scheduled to be complete by year-end 1999 except for certain Y2K upgrades for nonmaterial and low priority items. The phases for the Y2K Compliance Program, along with corresponding percentage-of-completion, are shown below:

      ------------------------------------------------------------------------
      Phase                                          Percentage-of-completion
      -------------------------------------------------------------------------
      Project Startup                                           100
      -------------------------------------------------------------------------
      Inventory and Assessment                                   99
      -------------------------------------------------------------------------
      Conversion, Upgrade and Renovation                         81
      -------------------------------------------------------------------------
      Validation                                                 56
      -------------------------------------------------------------------------
      Implementation                                             56
      -------------------------------------------------------------------------

Project Startup covers establishment of the Y2K Program Office and establishing the budget and resources required for the Program. During the Inventory and Assessment phase, inventory lists were created for each area, such as the factory floor, end user systems, technical infrastructure, suppliers and service providers, and assessed as to whether there was a potential Y2K issue or not. Conversion, Upgrade and Renovation is the remediation phase. During this phase, non-compliant systems are being upgraded, converted to new systems or modified to bring them into compliance. Validation is the testing phase where changes, upgrades or new systems are being tested to validate their Y2K compliance. In addition, mission critical compliant systems are being tested to validate that they are Y2K compliant. Implementation is the installation of the upgraded, renovated or new system into production.

The Company's internal computer systems are comprised of engineering and research and development facilities, business computer systems, end user systems and technical infrastructure. The Company estimates that 82 percent of internal computer systems have been renovated to date. In addition, the Company estimates that approximately 56 percent of internal computer systems are complete with regard to validation and implementation. The remaining renovation, validation and implementation of internal computer systems are expected to be complete by the end of the second quarter 1999. The Company also expects critical contingency plans to be developed by the end of the second quarter 1999.

The factory floor systems are comprised of manufacturing and warehousing equipment. The Company estimates that the conversion, upgrade and renovation of these systems are 85 percent complete. In addition, the Company estimates that 58 percent of the factory floor systems have been validated. Validation, implementation and critical contingency planning for the systems renovated in 1998 are expected to be complete by the end of the first quarter 1999. The renovation of the remaining factory floor systems is expected to be complete by the end of the first quarter of 1999. Validation, implementation and contingency planning related to the systems being renovated during the first quarter of 1999 are expected to be complete by the end of the second quarter 1999. Any uncertainty is being managed through extensive testing of factory floor systems and contingency planning. Mission critical factory floor systems with a clock function have been tested for Year 2000 compliance. For critical machines, contingency plans have been developed that identify workarounds for the specific production line so that production schedules can be maintained. These contingency plans include, but are not limited to, manually setting the clock, expertise on-call, or utilizing another line or machine to produce the products.

The Company is continuing to evaluate Y2K issues associated with suppliers to the automotive business by working with the Automotive Industries Action Group
(AIAG), which represents several of the Company's largest automotive customers and major tier one suppliers. The AIAG sent self-assessment surveys to approximately 10,000 automotive suppliers on the Company's behalf. An assessment of each supplier's criticality and potential business risk to the Company has been performed. The assessment includes factors such as the amount purchased from the supplier and the availability of alternate sources of the items purchased. Based on the assessment, the Company determined that approximately 2,400 of the 10,000 suppliers surveyed are critical to the automotive business. The Company is validating the critical suppliers' state of Y2K readiness and evaluating the risk to the Company by reviewing the self-assessment surveys and by conducting telephone surveys, workshops or on-site visits for selected critical suppliers. Approximately 22 percent of the critical suppliers have been validated to date. The Company is contacting critical suppliers that have not responded to the survey to ensure that the surveys are returned. Service providers are also being surveyed to determine Y2K readiness. The Company expects the validation of remaining critical automotive suppliers' and service providers' Y2K readiness to be complete by the end of the second quarter 1999. The Company is currently developing critical contingency plans for suppliers and service providers and will continue this activity throughout 1999. Contingency plans consist of identifying and qualifying alternate sources or the provision of buffer stock. The contingency plan is tailored to the specific supplier or service provider situation, in response to the Company's review of their Y2K readiness.

For space, defense and information systems suppliers and service providers, a similar process of evaluation and validation is under way. During 1998, Y2K certification requests were sent to approximately 5,700 suppliers, of which about 1,280 are critical to the space, defense and information systems business. To date, approximately 79 percent of those critical suppliers have responded and have certified Y2K compliance. The Company is contacting suppliers that have not provided certification to ensure that timely responses are received. The Company expects the validation of the space, defense and information systems business critical suppliers and service providers to be complete by the end of the first quarter 1999. The Company also expects the majority of critical contingency plans to be developed by the end of the second quarter 1999. The Company will continue to validate any remaining critical suppliers and service providers, as well as develop necessary contingency plans, throughout 1999. Contingency plans for TRW's space, defense and information systems business are focused on critical suppliers and service providers completing their Y2K readiness activities in the fourth quarter 1999. For critical suppliers and/or service providers where orders or services are anticipated during the first quarter of 2000, contingency plans such as, but not limited to, ordering supplies for late 1999 delivery, stocking additional consumables, qualifying alternate sources and/or holding buffer stock are in process.

The Company has assessed its automotive products and determined that there should be no Y2K issues.

Contracts entered into by the Company's space, defense and information systems business after January 1, 1996, under which systems have been developed for government and commercial customers, and contract modifications entered into after January 1, 1996 that add major scope to earlier contracts are being evaluated to determine the existence of material Y2K issues. These contracts have been assessed and validated, and the Company has identified approximately 400 contracts having potential Y2K issues. The Company is continuing to work with the applicable customers to determine which party is responsible for renovating the systems with potential Y2K issues. As the determination of the responsible party and development of any necessary renovation timetables must be done in cooperation with the applicable customers, the Company is currently unable to determine the extent or timing of the renovations that will be required to be performed. To date, certain contracts requiring renovation by the Company have been identified, and plans for achieving Y2K compliance are being developed in cooperation with the applicable customers. The Company expects renovations and critical contingency planning to be performed throughout 1999.

As part of a continuing process, Y2K issues are being assessed as they are identified, using formal program reviews to assess progress and initiate required actions. As the Y2K compliance program proceeds, contingency plans are being prepared, updated and implemented as necessary to address the risks identified. Contingency plans are being developed for each unit. The contingency plan is specific to the business scenarios, local situation and risks as seen by the specific unit. The contingency plans include, but are not limited to, ensuring that backups of mission critical computer systems are performed; printing hardcopies of key databases or reports; running key processes in December, where feasible; identifying workarounds for producing products, if a factory floor system should fail, as well as other scenarios.

The Company has identified the most likely risks of Y2K noncompliance as the risk that suppliers to the automotive business will not be Y2K compliant and the risk that contracts on which the space, defense and information systems business is performing work will have Y2K-related performance issues. Due to the general uncertainty inherent in the Y2K problem, the Company is unable to determine at this time whether the consequences of Y2K compliance failures will have a material effect on the Company's results of operations or financial condition. In addition, the Company does not have control over service providers and as a result cannot currently estimate to what extent future operating results may be adversely affected by the failure of these service providers to address their Y2K issues successfully.

The total cost of the Company's Y2K compliance program is estimated to be $160 million and includes $79 million for capitalizable costs and $81 million of costs that will be expensed as incurred. The Company has expensed approximately $43 million to date and expects to expense $30 million in 1999. The Company does not anticipate that the overall costs of the Company's Y2K compliance program will have a material effect on the Company's financial results or financial condition.

The dates of completion and the costs of the project are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Y2K program differ materially from those anticipated, the Company's financial results and financial condition could be materially adversely affected.

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

Forward-Looking Statements

Statements in this filing that are not statements of historical fact may be forward-looking statements. In addition, from time to time, the Company and its representatives make statements that may be forward-looking. All forward-looking statements involve risks and uncertainties. This section provides readers with cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements made in this report or otherwise made by, or on behalf of, the Company.

The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

The Company's consolidated results could be affected by: the continued development of and demand for new products; the ability to continue technical innovation; availability of funding for research and development; the ability to successfully identify and integrate acquisitions; pricing pressures from customers; pricing pressures resulting from the European Economic Union's conversion to a single currency; the ability to effectively implement the company-wide Y2K compliance program in accordance with the estimated timetable and costs described herein; the introduction of competing products or technology by competitors; the ability to meet performance and delivery requirements on systems for customers; the economic, regulatory and political instability of certain emerging countries; economic conditions in Brazil and Asia; the effects of changes in laws and regulations as they relate to the Company's businesses; foreign exchange rates; the cost and availability of funds; interest rate risk; the impact of legal proceedings; and the ability to attract and retain skilled employees with high-level technical competencies.

The Company's automotive business also could be affected by: the ability to effectively implement the Company's automotive restructuring program; changes in consumer debt levels and interest rates; the cyclical nature of the automotive industry; moderation or decline in the automobile build rate; successful new product launches; successful implementation of the Company's Project ELITE (Earning Leadership in Tomorrow's Environment) and the ability to achieve cost reductions; work stoppages; customer warranty claims; changes to the regulatory environment regarding automotive safety; and the Company's ability to increase the vehicle content of its products per vehicle.

The Company's space, defense and information systems business also could be affected by: the level of defense funding by the government; the Company's ability to receive contract awards; the termination of existing government contracts; and the ability to develop and market products and services for customers outside of the traditional space, defense and information systems markets.

Certain statements contained in this report or otherwise made by or on behalf of the Company regarding the purchase of LucasVarity, particularly those regarding synergies, future performance and costs, depend on certain events, risks and uncertainties that may be outside of the Company's control. Factors which could cause actual operating results to differ materially from those described in such forward-looking statements include: unanticipated events and circumstances may occur rendering the transaction less beneficial to the Company than anticipated; the Company and LucasVarity face intense competition in their markets and there is, accordingly, no guarantee that after consummation of the transaction the Company will achieve the expected financial and operating results and synergies; and the ability of the Company and LucasVarity to integrate successfully their operations and thereby achieve the anticipated cost savings and be in a position to take advantage of potential opportunities for growth.

The foregoing list of important factors is not exclusive.

The Company cautions that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" as it appears under Item 7 of this Annual Report on Form 10-K, as amended. Reference is also made to the information presented under the heading "Summary of Significant Accounting Policies" in the Notes to Financial Statements on pages 34 through 36 of this Annual Report on Form 10-K, as amended.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

REPORT OF MANAGEMENT

Management of TRW is responsible for the preparation of the accompanying consolidated financial statements of the Company and its subsidiaries. The financial statements have been prepared in conformity with generally accepted accounting principles and include the estimates and judgments of management. The financial statements have been audited by Ernst & Young LLP, independent auditors, whose report appears below.

Management has established and is responsible for maintaining a system of internal accounting controls that it believes provides reasonable assurance that assets are safeguarded and transactions are executed and recorded in accordance with management's authorization. The system is tested and evaluated regularly by the Company's internal auditors as well as by the independent auditors in connection with their annual audit.

TRW has an audit committee composed of four directors who are not members of management. The committee meets regularly with management, the internal auditors and the independent auditors in connection with its review of matters relating to the Company's financial statements, the Company's internal audit program, the Company's system of internal accounting controls and the services of the independent auditors. The committee also meets with the internal auditors as well as the independent auditors, without management present, to discuss appropriate matters. The committee also recommends to the directors the designation of the independent auditors.

Joseph T. Gorman                Carl G. Miller                              Thomas A. Connell
Chairman and                    Executive Vice President and Chief          Vice President and Corporate
Chief Executive Officer         Financial Officer                           Controller

January 19, 1999

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Directors, TRW Inc.

We have audited the accompanying consolidated balance sheets of TRW Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and changes in shareholders' investment for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                      /s/ Ernst & Young LLP

Cleveland, Ohio
January 19, 1999,
except for the Operating Segments note, as to which the date is November 10, 1999

STATEMENTS OF OPERATIONS

TRW Inc. and subsidiaries
(In millions except per share data)
Years ended December 31                             1998          1997         1996
---------------------------------------------------------       ---------------------
Sales                                             $11,886       $10,831       $9,857
Cost of sales                                       9,715         8,826        8,376
---------------------------------------------------------       ---------------------
Gross profit                                        2,171         2,005        1,481

Administrative and selling expenses                   826           684          613
Research and development expenses                     522           461          412
Purchased in-process research and development          --           548           --
Interest expense                                      114            75           84
Other expense(income)-net                             (37)           (3)          70
---------------------------------------------------------       ---------------------
Earnings from continuing operations before
  income taxes                                        746           240          302
Income taxes                                          269           289          120
---------------------------------------------------------       ---------------------
Earnings(loss) from continuing operations             477           (49)         182
Discontinued operations
  Earnings from operations                             --            --           38
  Gain on disposal                                     --            --          260
---------------------------------------------------------       ---------------------
Net earnings(loss)                                $   477       $   (49)      $  480
---------------------------------------------------------       ---------------------


---------------------------------------------------------       ---------------------
Per share of common stock
Diluted
  Continuing operations                           $  3.83       $  (.40)      $ 1.37
  Discontinued operations
    Earnings from operations                           --            --          .29
    Gain on disposal                                   --            --         1.96
---------------------------------------------------------       ---------------------
Net earnings(loss) per share                      $  3.83       $  (.40)      $ 3.62
---------------------------------------------------------       ---------------------

Basic
  Continuing operations                           $  3.93       $  (.40)      $ 1.41
  Discontinued operations
    Earnings from operations                           --            --          .29
    Gain on disposal                                   --            --         2.02
---------------------------------------------------------       ---------------------
Net earnings(loss) per share                      $  3.93       $  (.40)      $ 3.72
---------------------------------------------------------       ---------------------

See notes to financial statements.

BALANCE SHEETS

TRW Inc. and subsidiaries
(In millions)
December 31                                                          1998        1997
--------------------------------------------------------------------------      ------
Assets
Current assets
   Cash and cash equivalents                                        $   83      $   70
   Accounts receivable (net of allowances of $33 million in
     1998 and $23 million in 1997)                                   1,721       1,617
   Inventories
     Finished products and work in-process                             316         292
     Raw materials and supplies                                        300         281
--------------------------------------------------------------------------      ------
   Total inventories                                                   616         573
   Prepaid expenses                                                    104          79
   Deferred income taxes                                               179          96
--------------------------------------------------------------------------      ------
Total current assets                                                 2,703       2,435

Property, plant and equipment-on the basis of cost
   Land                                                                119         111
   Buildings                                                         1,706       1,599
   Machinery and equipment                                           4,779       4,364
--------------------------------------------------------------------------      ------
                                                                     6,604       6,074
   Less accumulated depreciation and amortization                    3,921       3,453
--------------------------------------------------------------------------      ------
Total property, plant and equipment-net                              2,683       2,621
Intangible assets
   Intangibles arising from acquisitions                               850         673
   Other                                                               360         232
--------------------------------------------------------------------------      ------
                                                                     1,210         905
   Less accumulated amortization                                       143          94
--------------------------------------------------------------------------      ------
Total intangible assets-net                                          1,067         811
Investments in affiliated companies                                    243         139
Long-term deferred income taxes                                         33          --
Other notes and accounts receivable                                    227         194
Other assets                                                           213         210
--------------------------------------------------------------------------      ------
                                                                    $7,169      $6,410
                                                                    ------      ------
Liabilities and shareholders' investment
Current liabilities
   Short-term debt                                                  $  839      $  411
   Accrued compensation                                                377         338
   Trade accounts payable                                              964         859
   Other accruals                                                      631         846
   Dividends payable                                                    40          38
   Income taxes                                                        137          99
   Current portion of long-term debt                                    30         128
--------------------------------------------------------------------------      ------
Total current liabilities                                            3,018       2,719

Long-term liabilities                                                  826         788
Long-term debt                                                       1,353       1,117
Deferred income taxes                                                   --          57
Minority interests in subsidiaries                                      94         105

Shareholders' investment
Serial Preference Stock II (involuntary liquidation $7 million
  in 1998 and $8 million in 1997)                                       --           1
Common stock (shares outstanding 119.9 million in 1998 and
  122.5 million in 1997)                                                75          78
   Other capital                                                       457         450
   Retained earnings                                                 2,021       1,778
   Treasury shares-cost in excess of par value                        (637)       (563)
   Accumulated other comprehensive income(loss)                        (38)       (120)
--------------------------------------------------------------------------      ------
Total shareholders' investment                                       1,878       1,624
--------------------------------------------------------------------------      ------
                                                                    $7,169      $6,410
                                                                    ------      ------

See notes to financial statements

STATEMENTS OF CASH FLOWS

TRW Inc. and subsidiaries
(In millions)
Years ended December 31                                 1998        1997         1996
-------------------------------------------------------------      -------      -----
Operating activities
   Net earnings(loss)                                  $  477      $   (49)     $ 480
   Adjustments to reconcile net earnings(loss) to
     net cash provided by continuing operations
       Purchased in-process research and
         development                                       --          548         --
       Depreciation and amortization                      566          490        452
       Deferred income taxes                             (223)         116       (182)
       Discontinued operations                             --           --       (298)
       Other-net                                            8           10         23
   Changes in assets and liabilities, net of
     effects of businesses acquired or sold
       Accounts receivable                                (27)          32        (46)
       Inventories and prepaid expenses                   (73)         (26)         8
       Accounts payable and other accruals                (73)        (166)       298
       Other-net                                            6           (1)       (24)
-------------------------------------------------------------      -------      -----
Net cash provided by operating activities of
  continuing operations                                   661          954        711

Investing activities
   Capital expenditures                                  (625)        (571)      (501)
   Acquisitions, net of cash acquired                    (249)      (1,270)       (76)
   Net proceeds from divestitures                          --           --        789
   Other-net                                               17           24         35
-------------------------------------------------------------      -------      -----
Net cash provided by(used in) investing activities       (857)      (1,817)       247

Financing activities
   Increase(decrease) in short-term debt                 (167)         912       (127)
   Proceeds from debt in excess of 90 days              1,086          113         51
   Principal payments on debt in excess of
     90 days                                             (397)         (89)       (91)
   Dividends paid                                        (154)        (154)      (148)
   Acquisition of common stock                           (184)        (247)      (361)
   Other-net                                               26           41         51
-------------------------------------------------------------      -------      -----
Net cash provided by(used in) financing activities        210          576       (625)
Effect of exchange rate changes on cash                    (1)         (29)        (6)
-------------------------------------------------------------      -------      -----
Increase(decrease) in cash and cash equivalents            13         (316)       327
Cash and cash equivalents at beginning of year             70          386         59
-------------------------------------------------------------      -------      -----
Cash and cash equivalents at end of year               $   83      $    70      $ 386
-------------------------------------------------------------      -------      -----

Supplemental Cash Flow Information
Interest paid (net of amount capitalized)              $  133      $    76      $  89
Income taxes paid (net of refunds)                        391           78        615
-------------------------------------------------------------      -------      -----

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

See notes to financial statements.

STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT

TRW Inc. and subsidiaries
(In millions)
---------------------------------------------------------------------------------------------------------------
                                                                                    Accumulated
                                                                                       Other          Total
                                   Serial    Common   Other   Retained  Treasury   Comprehensive   Shareholders'
                                 Preference  Stock   Capital  Earnings   Shares     Income(Loss)    Investment
                                  Stock II
                                 Series 1&3
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995         $ 1       $40     $398    $1,693     $ (31)       $  71          $2,172
---------------------------------------------------------------------------------------------------------------
Net earnings - 1996                                               480                                    480
Other comprehensive income
  Translation loss, net of tax
    of $2 million                                                                        (29)            (29)
  Minimum pension liability,
    net of tax of $2 million                                                               3               3
                                                                                                      ------
Total comprehensive income                                                                               454
Stock dividend                                  42                (42)                                    --
Dividends declared
  Preference                                                       (1)                                    (1)
  Common ($1.17 per share)                                       (150)                                  (150)
ESOP funding                                                                 17                           17
Purchase and sale of shares
  and other                                     (2)      39                (372)                        (335)
Shares sold under stock options                                              32                           32
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996           1        80      437     1,980      (354)          45           2,189
---------------------------------------------------------------------------------------------------------------
Net earnings(loss) - 1997                                         (49)                                   (49)
Other comprehensive income
  Translation loss, net of tax
    of $7 million                                                                       (177)           (177)
  Unrealized gain on securities, net
     of tax of $6 million                                                                 12              12
                                                                                                      ------
Total comprehensive income(loss)                                                                        (214)
Dividends declared
  Preference                                                       (1)                                    (1)
  Common ($1.24 per share)                                       (152)                                  (152)
ESOP funding                                                                  2                            2
Purchase and sale of shares
  and other                                     (2)      13                (262)                        (251)
Shares sold under stock options                                              51                           51
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           1        78      450     1,778      (563)        (120)          1,624
---------------------------------------------------------------------------------------------------------------
Net earnings - 1998                                               477                                    477
Other comprehensive income
  Translation gain, net of tax of $3
     million                                                                              75              75
  Unrealized gain on securities,
    net of tax of $10 million                                                             18              18
  Minimum pension liability,
    net of tax of $5 million                                                             (11)            (11)
                                                                                                      ------
Total comprehensive income                                                                               559
Dividends declared
  Preference                                                       (1)                                    (1)
  Common ($1.28 per share)                                       (154)                                  (154)
Purchase and sale of shares
  and other                           (1)       (3)       7         3      (181)                        (175)
Credits(charges) from issuance
  of treasury shares                                              (82)       82                           --
Shares sold under stock options                                              25                           25
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998         $--       $75     $457    $2,021     $(637)       $ (38)         $1,878
---------------------------------------------------------------------------------------------------------------

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-The financial statements include the accounts of the Company and its subsidiaries. Investments in affiliated companies are accounted for by the equity or cost method as appropriate.

USE OF ESTIMATES-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of December 31, 1998 and 1997, and reported amounts of sales and expenses for the years ended December 31, 1998, 1997 and 1996. Actual results could differ from those estimates.

LONG-TERM CONTRACTS-The percentage-of-completion (cost-to-cost) method is used to estimate sales under fixed-price and fixed-price incentive contracts. Sales under cost-reimbursement contracts are recorded as costs are incurred. Fees based on cost, award fees and incentive fees are included in sales at the time such amounts are reasonably estimable. Losses on contracts are recognized when determinable. Due to the nature and complexities of the Company's business, where contracts contain both elements of products and services, it is not practical to segregate the revenue and cost of sales elements of the contracts between products and services or to collect financial information for the components in the Company's financial systems.

ACCOUNTS RECEIVABLE-Accounts receivable at December 31, 1998 and 1997, included $692 million and $640 million, respectively, related to long-term contracts, of which $339 million and $209 million, respectively, were unbilled. Unbilled costs, fees and claims represent revenues earned and billable in the following month as well as revenues earned but not billable under terms of the contracts. A substantial portion of such amounts is expected to be billed during the following year. Retainage receivables and receivables subject to negotiation are not significant.

INVENTORIES-Inventories are stated at the lower of cost, principally the first-in, first-out (FIFO) method, or market. Inventories applicable to long-term contracts are not significant.

DEPRECIATION-Depreciation is computed over the assets' estimated useful lives using the straight-line method for the majority of the Company's depreciable assets. The remaining assets are depreciated using accelerated methods. The estimated useful lives of buildings, machinery and equipment, and computers and other office equipment are between 30-40 years, 8-12 years and 3-5 years, respectively.

ASSET IMPAIRMENT-The Company records impairment losses on long-lived and intangible assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts.

INTANGIBLE ASSETS-Intangible assets are stated on the basis of cost and are being amortized by the straight-line method over the estimated future periods to be benefited, except for intangibles arising from acquisitions prior to 1971 ($49 million) which are not being amortized because there is no indication of diminished value.

Intangibles arising from acquisitions after 1970 are being amortized over periods primarily ranging from 15 to 40 years. Other intangible assets primarily include capitalized software and other intangible assets acquired through acquisitions including core and developed technology, workforce and trade name. Capitalized software is being amortized over periods not to exceed 10 years. Other intangible assets acquired through acquisitions are being amortized primarily over 15 years. The carrying value of intangible assets is assessed for impairment on a quarterly basis.

FORWARD EXCHANGE CONTRACTS-The Company enters into forward exchange contracts the majority of which hedge firm foreign currency commitments and certain intercompany transactions. At December 31, 1998, the Company had contracts outstanding amounting to $162 million denominated principally in the British pound, the U.S. dollar, the Spanish peseta, the European currency unit and the Canadian dollar, maturing at various dates through December 1999. Changes in market value of the contracts are generally included in the basis of the transactions. Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and the Company anticipates that these financial institutions will satisfy their obligations under the contracts.

FAIR VALUES OF FINANCIAL INSTRUMENTS-

                                                             1998                   1997
                                                      -------------------    -----------------
                                                      Carrying     Fair      Carrying    Fair
(In millions)                                           Value      Value       Value     Value
-------------------------------------------------------------------------    -----------------
Cash and cash equivalents                              $   83     $   83       $ 70      $ 70
Short-term debt                                           839        839        411       411
Floating rate long-term debt                              227        227        736       736
Fixed rate long-term debt                               1,156      1,249        509       584
Interest rate hedges - (liability)                         --         --         --        (5)
Forward currency exchange
  contracts - asset(liability)                             --          1         --        (2)
-------------------------------------------------------------------------    -----------------

The fair value of long-term debt was estimated using a discounted cash flow analysis, based on the Company's current borrowing rates for similar types of borrowing arrangements. The fair value of interest rate hedges and forward currency exchange contracts is estimated based on quoted market prices of offsetting contracts.

ENVIRONMENTAL COSTS-The Company participates in environmental assessments and remedial efforts at operating facilities, previously owned or operated facilities, and Superfund or other waste sites. Costs related to these locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts based on experience and assessments and are regularly evaluated as efforts proceed. Insurance recoveries are recorded as a reduction of environmental costs when fixed and determinable.

COMPREHENSIVE INCOME-The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" during the first quarter of 1998. This statement requires that foreign currency translation, unrealized gains or losses on the Company's available-for-sale securities and minimum pension liability adjustments be included in other comprehensive income and that the accumulated balance of other comprehensive income be separately displayed. Prior year information has been restated to conform to the requirements of Statement 130.

The components of accumulated other comprehensive income at December 31, 1998 and 1997 are as follows:

(In millions)                                                                       1998        1997
-----------------------------------------------------------------------------------------      -----
Foreign currency translation loss
  (net of tax of $1 million in 1998 and $4 million in 1997)                         $(55)      $(130)
Unrealized gain on securities
  (net of tax of $16 million in 1998 and $6 million in 1997)                          30          12
Minimum pension liability adjustments
  (net of tax of $7 million in 1998 and $2 million in 1997)                          (13)         (2)
-----------------------------------------------------------------------------------------      -----
Accumulated other comprehensive income(loss)                                        $(38)      $(120)
-----------------------------------------------------------------------------------------      -----

TREASURY STOCK-In February 1996, the Company's Directors authorized the acquisition of up to 20 million shares of the Company's common stock. The Company's purchases of shares of TRW common stock are recorded as treasury stock and result in a reduction of shareholders' investment. When treasury shares are issued, the Company uses a first-in, first-out method and the excess of the purchase price over the issuance price is treated as a reduction of retained earnings.

EARNINGS PER SHARE-The effects of preferred stock dividends, convertible preferred stock and employee stock options were excluded from the calculation of 1997 diluted earnings per share as they would have been antidilutive.

(In millions except per share data)                              1998        1997        1996
-----------------------------------------------------------------------     -------------------
Numerator
 Earnings(loss) from continuing operations                      $476.8      $(48.5)     $182.4
 Preferred stock dividends                                         (.6)        (.7)        (.7)
-----------------------------------------------------------------------     -------------------
 Numerator for basic earnings per share-
  earnings(loss) available to common
  shareholders                                                   476.2       (49.2)      181.7

 Effect of dilutive securities
  Preferred stock dividends                                         .6          --          .7
-----------------------------------------------------------------------     -------------------

 Numerator for diluted earnings per share-
  earnings(loss) available to common
  shareholders after assumed conversions                        $476.8      $(49.2)     $182.4
-----------------------------------------------------------------------     -------------------

Denominator
 Denominator for basic earnings per share-
  weighted-average common shares                                 121.3       123.7       128.7

 Effect of dilutive securities
  Convertible preferred stock                                       .9          --         1.1
  Employee stock options                                           2.2          --         3.0
-----------------------------------------------------------------------     -------------------
 Dilutive potential common shares                                  3.1          --         4.1

 Denominator for diluted earnings per share-
  adjusted weighted-average shares and
  assumed conversions                                            124.4       123.7       132.8
-----------------------------------------------------------------------     -------------------

Basic earnings(loss) per share from
  continuing operations                                         $ 3.93        (.40)     $1.41
-----------------------------------------------------------------------     -------------------

Diluted earnings(loss) per share from
  continuing operations                                           3.83        (.40)      1.37
-----------------------------------------------------------------------     -------------------

RESEARCH AND DEVELOPMENT

(In millions)                                                    1998        1997        1996
-----------------------------------------------------------------------     -------------------
Customer-funded                                                 $1,425      $1,501      $1,425
Company-funded
   Research and development                                        522         461         412
   Product development                                             196         184         160
-----------------------------------------------------------------------     -------------------
                                                                   718         645         572
                                                                -------     -------------------
                                                                $2,143      $2,146      $1,997
                                                                -------     -------------------

Customer-funded research and development projects are an integral part of the business and the related costs are included in cost of sales. Company-funded research and development programs include research and development for commercial products and independent research and development and bid and proposal work related to government products and services. A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts. Product development costs include engineering and field support for new customer requirements. Product development costs are expensed as incurred and included primarily in cost of sales.

The 1997 amounts exclude the $548 million charge for purchased in-process research and development.

ACQUISITIONS

On February 5, 1997, the Company acquired an 80 percent equity interest in the air bag and steering wheel businesses of Magna International for cash of $415 million plus assumed net debt of $50 million. On January 30, 1998, the Company acquired the remaining 20 percent for cash of $102 million. These businesses supply air bag modules, inflators, propellants, steering wheels and other related automotive components. The results of operations have been included in the financial statements from the dates of acquisition. The acquisitions were accounted for by the purchase method; accordingly, the combined purchase price has been allocated to the net assets acquired based on their estimated fair values and to costs for certain restructuring actions, primarily plant closing and severance costs of $40 million. As of December 31, 1998 and 1997, the balance of the restructuring reserve, included in other accruals, was $18 million and $40 million, respectively. During 1998, $6 million was used for severance payments and $7 million for plant closure costs. The reserve was reduced $9 million due to a change in estimate for severance payments. The remaining reserve will be used primarily for severance and plant closure costs in 1999 and 2000. The combined purchase price in excess of the net assets was $336 million and it is being amortized over 40 years.

On December 24, 1997, the Company acquired the shares of BDM International, Inc.
(BDM) for cash of $880 million plus assumed net debt of $85 million. BDM is an information technology company operating in the systems and software integration, computer and technical services and enterprise management and operations markets. The acquisition was accounted for by the purchase method with the purchase price allocated to the net assets acquired based on their fair values and to costs for employee severance of $8 million. As of December 31, 1997, the reserve balance, included in other accruals, was $8 million. During 1998, the $8 million was used for severance payments. An independent valuation was performed, primarily using the income approach for valuing the intangible assets. As a result of the valuation, $548 million was allocated to in-process research and development projects that had not reached technological feasibility and had no alternative future use. This amount was recognized as an expense with no income tax benefit at the date of acquisition. The major projects included: a commercial market adaptation of core network security to achieve the highest level of network security of $201 million; a Web-enabled and substantially enhanced warehouse and distribution management project of $199 million; and a module to enhance certain applications to become compliant with the single European currency for particular software of $69 million. The status of the major projects as of December 31, 1998 is as follows; (1) the expected revenue from the network security project will be reduced significantly due to a change in the market for the product; (2) the Web-enabled warehouse and distribution project has been delayed about one year; and (3) the research and development of the European currency project was divested; however, the Company will generate future revenues as a global systems integrator for all of the acquirer's products and for two company-developed software packages the acquirer will distribute. The intangible assets of $371 million are being amortized over an average period of 15 years.

The following unaudited pro forma financial information reflects the consolidated results of operations of the Company as if the 1997 acquisitions had taken place at the beginning of the respective periods. The pro forma information includes adjustments for interest expense that would have been incurred to finance the acquisitions, additional depreciation based on the fair market value of the property, plant and equipment acquired, write-off of purchased in-process research and development and the amortization of intangible assets arising from the transactions. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been affected on the assumed dates.

(In millions except per share data)
Year ended (unaudited)                                 1997             1996
-------------------------------------------------------------------------------
Sales                                                $11,758          $11,231
Loss from continuing operations                          (85)            (392)
Loss per share                                          (.69)           (3.05)
-------------------------------------------------------------------------------

SPECIAL CHARGES AND DIVESTITURE

On July 29, 1998, the Company announced actions intended to enhance the automotive business profit margin. The Company will record pre-tax charges of $125 million to $150 million by the end of 2000, of which $24 million was expensed in 1998 primarily for plant closing and severance costs. Other accruals at December 31, 1998 includes $18 million relating to these costs and will be used for severance in 1999.

During 1996, the Company recorded before-tax charges of $385 million ($252 million after tax, or $1.90 per share) primarily for actions taken in the automotive and space, defense and information systems businesses. The components of the charge included severance costs of $40 million, contract reserves of $99 million, litigation and warranty expenses of $127 million, asset writedowns of $96 million and other items of $23 million. The charges are included in the Statements of Operations for 1996 as follows: $321 million included in cost of sales, $18 million included in interest expense, $65 million included in other expense(income)-net and a reduction of $19 million included in other captions. Other accruals at December 31, 1998 and 1997 included $7 million and $21 million, respectively, relating to severance costs. During 1998, $7 million of the reserve was used for severance payments and $7 million was returned to profit. During 1997, the reserve was increased by $10 million for the change in estimated severance and reduced by $28 million for severance payments. The balance will be expended in 1999 and 2000.

During 1996, the Company sold substantially all of the businesses in its Information Systems & Services segment. The financial statements reflect as discontinued operations for all periods presented that segment's net assets and operating results, as well as the related transaction gain. Net proceeds of $1.1 billion in cash resulted in a gain of $484 million ($260 million after tax, or $1.96 per share). Sales of the discontinued operations were $453 million in 1996.

OTHER EXPENSE(INCOME)-NET

(In millions)                                                     1998       1997     1996
------------------------------------------------------------------------     ---------------
Other income                                                     $(123)      $(66)    $(67)
Other expense                                                       73         48      119
Minority interests                                                  11         20       12
Earnings of affiliates                                              (5)       (12)      (1)
Foreign currency translation                                         7          7        7
------------------------------------------------------------------------     ---------------
                                                                 $ (37)      $ (3)    $ 70
                                                                 -------     ---------------

Other income in 1998 includes a $49 million benefit from the settlement of certain patent litigation. Other income in 1997 includes a $15 million gain on the sale of a property. Other expense in 1996 includes $65 million of special charges. Refer to the "Special Charges and Divestiture" footnote.

INCOME TAXES

Earnings from continuing operations before income taxes
(In millions)                                                     1998        1997     1996
------------------------------------------------------------------------     ---------------
U.S.                                                              $534        $ 95     $133
Non-U.S.                                                           212         145      169
------------------------------------------------------------------------     ---------------
                                                                  $746        $240     $302
                                                                 -------     ----------------

Provision for income taxes
(In millions)                                                      1998       1997     1996
------------------------------------------------------------------------     ---------------
Current
   U.S. federal                                                   $ 359       $136     $ 176
   Non-U.S.                                                          86         84        73
   U.S. state and local                                              28         23        20
------------------------------------------------------------------------     ---------------
                                                                    473        243       269
Deferred
   U.S. federal                                                    (196)        46      (130)
   Non-U.S.                                                         (10)        (4)       (6)
   U.S. state and local                                               2          4       (13)
------------------------------------------------------------------------     ---------------
                                                                   (204)        46      (149)
                                                                  ------      ---------------
                                                                   $269       $289     $ 120
                                                                  ------      ---------------

Effective income tax rate
                                                                  1998        1997     1996
------------------------------------------------------------------------     ---------------
U.S. statutory income tax rate                                    35.0%       35.0%    35.0%
Nondeductible expenses                                              .9         2.7      2.4
U.S. state and local income taxes
  net of U.S. federal tax benefit                                  2.6         7.6      3.0
Non-U.S. tax rate variances net of
  foreign tax credits                                              2.1        (2.2)     3.4
Prior years' adjustments                                           (.3)       (3.5)    (1.9)
Purchased in-process research and
  development                                                       --        80.0      --
Other                                                             (4.2)         .7     (2.3)
------------------------------------------------------------------------     ---------------
                                                                  36.1%      120.3%    39.6%
                                                                 -------     ---------------

The effective tax rate in 1998 was 36.1 percent compared with 120.3 percent in 1997. Excluding the write-off of purchased in-process research and development, the 1997 effective tax rate would have been 36.6 percent.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 1998 and 1997, the Company had unused tax benefits of $39 million and $30 million, respectively, related to non-U.S. net operating loss carryforwards for income tax purposes, of which $25 million and $13 million can be carried forward indefinitely and the balance expires at various dates through 2005. A valuation allowance at December 31, 1998 and 1997, of $29 million and $25 million, respectively, has been recognized to offset the related deferred tax assets due to the uncertainty of realizing the benefit of the loss carryforwards.

It is the Company's intention to reinvest undistributed earnings of certain of its non-U.S. subsidiaries and thereby indefinitely postpone their remittance. Accordingly, deferred income taxes have not been provided for accumulated undistributed earnings of $544 million at December 31, 1998.

                                                                  Deferred tax        Deferred tax
                                                                     assets           liabilities
                                                                 ---------------    ---------------
(In millions)                                                    1998      1997      1998     1997
--------------------------------------------------------------------------------    ---------------
Pensions and postretirement benefits other
  than pensions                                                  $259      $260      $ --     $  6
Completed contract method of accounting
  for long-term contracts                                          --        49       165      457
Service contracts                                                  --        --        24       --
State and local taxes                                              12        23         1       --
Reserves and accruals                                             161       142        --       --
Depreciation and amortization                                      --        10       128       91
Insurance accruals                                                 32        22        --       --
Non-U.S. net operating loss carryforwards                          39        30        --       --
Other                                                             106       123        50       41
--------------------------------------------------------------------------------    ---------------
                                                                  609       659       368      595
Valuation allowance for deferred tax assets                       (29)      (25)       --       --
--------------------------------------------------------------------------------    ---------------
                                                                 $580      $634      $368     $595
                                                                ----------------    ---------------

PENSION PLANS

At December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. The measurement and recognition requirements for pension or other postretirement benefit plans have not changed. Prior year information has been restated to conform to the requirements of the new standard.

The Company has defined benefit pension plans for substantially all employees. The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1998, and a statement of the funded status as of December 31, 1998 and 1997:

                                                    1998                   1997
                                             -------------------    -------------------
(In millions)                                 U.S.      Non-U.S.     U.S.      Non-U.S.
---------------------------------------------------------------------------------------
Change in benefit obligations
Benefit obligations at January 1             $2,872      $ 429      $2,381      $ 412
  Service cost                                   94         16          72         16
  Interest cost                                 200         29         179         29
  Amendments                                      3          1           5          5
  Actuarial loss                                127         64         320         17
  Foreign currency exchange rate changes         --          7          --        (31)
  Acquisitions                                   --         --         114         --
  Benefits paid                                (254)       (29)       (199)       (19)
----------------------------------------------------------------    -------------------
Benefit obligations at December 31            3,042        517       2,872        429

Change in plan assets
Fair value of plan assets at January 1        3,139        322       2,787        314
  Actual return on plan assets                  392         22         438         24
  Foreign currency exchange rate changes         --         (4)         --        (13)
  Acquisitions                                   --         --         104         --
  Company contributions                          27         21           9         13
  Plan participant contributions                 --          3          --          3
  Benefits paid                                (254)       (29)       (199)       (19)
----------------------------------------------------------------    -------------------
Fair value of plan assets at December 31      3,304        335       3,139        322

Funded status of the plan                       262       (182)        267       (107)
  Unrecognized actuarial (gain)loss            (172)        28        (162)       (39)
  Unrecognized prior service cost                29         10          33         11
  Unrecognized net transition asset              (4)       (10)        (23)       (11)
----------------------------------------------------------------    -------------------
Total recognized                             $  115      $(154)     $  115      $(146)
----------------------------------------------------------------    -------------------

The following table provides the amounts recognized in the balance sheet as of December 31, 1998 and 1997:

                                                    1998                   1997
                                             -------------------    -------------------
(In millions)                                 U.S.      Non-U.S.     U.S.      Non-U.S.
---------------------------------------------------------------------------------------
Prepaid benefit cost                         $169        $   2      $157        $(115)
Accrued benefit liability                     (54)        (156)      (42)         (31)
Additional minimum liability                  (13)         (20)      (16)          (7)
Intangible asset and other                      9            4        13            6
Accumulated other comprehensive income          4           16         3            1
----------------------------------------------------------------    -------------------
Total recognized                             $115        $(154)     $115        $(146)
----------------------------------------------------------------    -------------------

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the U.S. pension plans with accumulated benefit obligations in excess of plan assets were $72 million, $62 million and zero, respectively, as of December 31, 1998, and $189 million, $167 million and $105 million, respectively, as of December 31, 1997.

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the non-U.S. pension plans with accumulated benefit obligations in excess of plan assets were $187 million, $169 million and $22 million, respectively, as of December 31, 1998, and $150 million, $138 million and $21 million, respectively, as of December 31, 1997.

The defined benefit pension plans held approximately 4.8 million and 4.4 million shares of the Company's common stock with a fair value of approximately $267 million and $232 million at December 31, 1998 and 1997, respectively. The plans received approximately $6 million and $5 million in dividends on these shares in 1998 and 1997, respectively.

The following table provides the components of net pension cost for the plans for years 1998, 1997 and 1996:

                                             1998                 1997                 1996
                                       -----------------    --------------------------------------
(In millions)                           U.S.    Non-U.S.     U.S.    Non-U.S.     U.S.    Non-U.S.
--------------------------------------------------------    --------------------------------------
Defined benefit plans
  Service cost-benefits earned
   during the year                     $  94      $ 16      $  72      $ 16      $  73      $ 14
  Interest cost on projected
   benefit obligations                   200        29        179        29        165        28
  Expected return on plan assets        (260)      (28)      (223)      (26)      (205)      (24)
  Amortization of recognized loss          1         1         --        --         10         4
  Amortization of prior service
   cost                                    7         2          7         3          6         6
  Amortization of transition asset       (18)       (1)       (18)       (1)       (18)       (1)
--------------------------------------------------------    --------------------------------------
Defined benefit plans                     24        19         17        21         31        27
Defined contribution plans                 1         5          1         5          1         5
Employee stock ownership and
 savings plan                             47        --         44        --         40        --
--------------------------------------------------------    --------------------------------------
Total pension cost                     $  72      $ 24      $  62      $ 26      $  72      $ 32
--------------------------------------------------------    --------------------------------------

The amount included within other comprehensive income arising from a change in the minimum pension liability was a loss of $11 million, net of tax of $5 million, in 1998, zero in 1997 and a gain of $3 million, net of tax of $2 million, in 1996.

The assumptions used in the measurement of the Company's benefit obligations are shown in the following table:

                                                      1998                 1997
                                               ------------------    -----------------
                                                U.S.     Non-U.S.    U.S.     Non-U.S.
--------------------------------------------------------------------------------------
Actuarial assumptions
  Discount rate                                6.75%     5.5-6.0%   7.00%     6.0-7.0%
  Rate of increase in compensation levels      4.00%     2.0-3.5%   4.40%     3.5-4.0%
-----------------------------------------------------------------   ------------------

The expected long-term rate of return on plan assets for U.S. plans was 9.5 percent for 1998 and 9 percent for 1997. For non-U.S. plans the expected long-term rate of return ranged from 8.5 to 8.75 percent in 1998 and 9 to 9.5 percent in 1997.

The Company sponsors a contributory stock ownership and savings plan for which a majority of its U.S. employees are eligible. The Company matches employee contributions up to 3 percent of the participant's qualified compensation. The Company contributions are held in an unleveraged employee stock ownership plan. The Company also sponsors other defined contribution pension plans covering employees at some of its operations.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

At December 31, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. The measurement and recognition requirements for pension or other postretirement benefit plans have not changed. Prior year information has been restated to conform to the requirements of the new standard.

The Company provides health care and life insurance benefits for a majority of its retired employees in the United States and Canada. The health care plans provide for cost sharing, in the form of employee contributions, deductibles and coinsurance, between the Company and its retirees. The postretirement health care plan covering a majority of employees who retired since August 1, 1988, limits the annual increase in the Company's contribution toward the plan's cost to a maximum of the lesser of 50 percent of medical inflation or 4 percent. Life insurance benefits are generally noncontributory. The Company's policy is to fund the cost of postretirement health care and life insurance benefits in amounts determined at the discretion of management. Retirees in certain other countries are provided similar benefits by plans sponsored by their governments.

The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ended December 31, 1998, and a statement of the funded status as of December 31, 1998 and 1997:

(In millions)                                               1998         1997
-----------------------------------------------------------------      --------
Change in benefit obligations
Benefit obligations at January 1                           $ 794        $ 760
  Service cost                                                19           13
  Interest cost                                               54           54
  Actuarial (gain)loss                                         8           (1)
  Acquisitions                                                --            4
  Foreign currency exchange rate changes                      (3)          (3)
  Plan amendments                                              1           --
  Plan participant contributions                               5            5
  Benefits paid                                              (44)         (38)
-----------------------------------------------------------------      --------
Benefit obligations at December 31                           834          794

Change in plan assets
Fair value of plan assets at January 1                       129           83
  Actual return on plan assets                                12           12
  Company contributions                                       49           67
  Plan participant contributions                               5            5
  Benefits paid                                              (44)         (38)
-----------------------------------------------------------------      --------
Fair value of plan assets at December 31                     151          129

-----------------------------------------------------------------      --------
Funded status of the plan                                   (683)        (665)

Unrecognized actuarial gain                                  (14)         (30)
Unrecognized prior service cost                               (5)          (6)
-----------------------------------------------------------------      --------
Total accrued benefit cost recognized                      $(702)       $(701)
-----------------------------------------------------------------      --------

The following table provides the components of net postretirement benefit cost for the plans for years 1998, 1997 and 1996:

(In millions)                                                      1998      1997    1996
------------------------------------------------------------------------     ------------
Components of net postretirement
  benefit cost
Service cost                                                       $ 19       $13    $13
Interest cost                                                        54        54     54
Expected return on plan assets                                      (13)       (9)    (5)
------------------------------------------------------------------------     ------------
Net postretirement benefit cost                                    $ 60       $58    $62
------------------------------------------------------------------------     ------------

The weighted average discount rate used in determining the accumulated postretirement benefit obligations as of December 31, 1998 and 1997, was 6.75 percent and 7 percent, respectively. The weighted average rate of compensation increase was 4 percent and 4.4 percent for 1998 and 1997, respectively. The weighted average expected long-term rate of return on plan assets was 9.5 percent for 1998 and 8 percent for 1997. A 7.5 percent annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5 percent in the year 2009 and remain at that level thereafter.

A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

(In millions)                                               One-percentage-point
                                                            --------------------
                                                            Increase    Decrease
--------------------------------------------------------------------    --------
Effect on total of service and interest cost components       $ 10       $ (7)
Effect on postretirement benefit obligations                   100        (83)
------------------------------------------------------------------------------


DEBT AND CREDIT AGREEMENTS

Short-term debt
(In millions)                                                     1998       1997
------------------------------------------------------------------------    ------
U.S. borrowings                                                  $  589     $  318
Non-U.S. borrowings                                                 250         93
------------------------------------------------------------------------    ------
                                                                 $  839     $  411
                                                                --------    ------

Long-term debt
(In millions)                                                     1998       1997
------------------------------------------------------------------------    ------
U.S. borrowings                                                  $  141     $  691
Non-U.S. borrowings                                                  91         54
Medium-term notes
   6.05% Notes due 2005                                             200         --
   6.25% Notes due 2010                                             150         --
   6.65% Notes due 2028                                             150         --
   6.30% Notes due 2008                                             100         --
   9.35% Notes due 2020 (due 2000 at option of note holder)         100        100
   9.375% Notes due 2021                                            100        100
   Other medium-term notes                                          326        278
Other                                                                25         22
------------------------------------------------------------------------    ------
Total long-term debt                                              1,383      1,245
Less current portion                                                 30        128
------------------------------------------------------------------------    ------
                                                                 $1,353     $1,117
                                                                --------    ------

The Company maintains two committed U.S. dollar revolving credit agreements. The first agreement allows the Company to borrow up to $750 million with 17 banks and extends through June 2002. The second agreement allows the Company to borrow up to $745 million with 14 banks and extends to December 6, 1999. The interest rate under the agreements is either a negotiated rate, the banks' prime rates, a rate based on the banks' costs of funds in the secondary certificate of deposit market or a rate based on an Interbank Offered Rate. The Company's commercial paper borrowings are supported by these agreements. At December 31, 1998, there were no outstanding borrowings under the U.S. revolving credit agreements.

The Company also maintains a committed U.S. dollar denominated revolving credit agreement with five banks for use by the Company's Brazilian operations. The agreement allows the Company to borrow up to $50 million and extends through July 2003. The interest rate under the agreement is a rate based on an Interbank Offered Rate. At December 31, 1998, there were $20 million in outstanding borrowings under this agreement.

The Company also maintains a committed multi-currency revolving credit agreement with 17 banks. The agreement allows the Company to borrow up to $250 million and extends through June 2002. The interest rate under the agreement is based on various interest rate indices. At December 31, 1998, there were no outstanding borrowings under the multi-currency credit agreement.

At December 31, 1998, $191 million of short-term debt was reclassified to long-term debt as the Company intends to refinance the borrowings on a long-term basis and has the ability to do so under its U.S. and multi-currency revolving credit agreements.

During 1998, the Company refinanced short-term debt by issuing $659 million of notes and debentures that mature at various dates through 2028.

The Company established a $1 billion Universal Shelf Registration Statement during 1998 of which approximately $841 million remains available at December 31, 1998. Securities that may be issued under this shelf registration statement include debt securities, common stock, warrants to purchase debt securities and warrants to purchase common stock.

The weighted average interest rate on short-term borrowings outstanding, including amounts reclassified to long-term debt, at December 31, 1998 and 1997, is 5.9 percent and 6.4 percent, respectively.

The other medium-term notes bear interest at rates ranging from 5.98 percent to
9.25 percent and mature at various dates through 2020.

Long-term non-U.S. borrowings bear interest, stated in terms of the local currency borrowing, at rates ranging from 3.3 percent to 9.5 percent at December 31, 1998, and mature at various dates through 2006.

The maturities of long-term debt are, in millions: 1999-$30; 2000-$35; 2001-$29; 2002-$194; 2003-$85; and $1,010 thereafter.

The indentures and other debt agreements impose, among other covenants, maintenance of minimum net worth. Under the most restrictive interpretation of these covenants, the payment of dividends was limited to approximately $972 million at December 31, 1998.

Compensating balance arrangements and commitment fees were not material.

LEASE COMMITMENTS

The Company leases certain offices, manufacturing and research buildings, machinery, automobiles and computer and other equipment. Such leases, some of which are noncancelable and in many cases include renewals, expire at various dates. The Company pays most maintenance, insurance and tax expenses relating to leased assets. Rental expense for operating leases was $180 million for 1998, $146 million for 1997 and $130 million for 1996.

At December 31, 1998, the future minimum lease payments for noncancelable operating leases totaled $390 million and are payable as follows: 1999-$108; 2000-$82; 2001-$57; 2002-$42; 2003-$30; and $71 thereafter.

CAPITAL STOCK

SERIAL PREFERENCE STOCK II - cumulative - stated at $2.75 a share; 5 million shares authorized.

    Series 1 - each share convertible into 8.8 shares of common; redeemable at $104 per share; involuntary liquidation price of $104 per share; dividend rate of $4.40 per annum.

    Series 3 - each share convertible into 7.448 shares of common; redeemable at $100 per share; involuntary liquidation price of $40 per share; dividend rate of $4.50 per annum.

    Series 4 - not convertible into common shares; redemption price and involuntary liquidation price of $125 per one one-hundredth of a share; annual dividend rate per one one-hundredth of a share of the lesser of $4.00 or the current dividend on common stock; no shares outstanding at December 31, 1998.

COMMON STOCK - $0.625 par value; authorized 500 million shares; shares outstanding were reduced by treasury shares of 13.6 million in 1998 and 10.9 million in 1997.

The Company has a shareholder purchase rights plan under which each shareholder of record as of May 17, 1996, received one-half of one right for each TRW common share held. Each right entitles the holder, upon the occurrence of certain events, to buy one one-hundredth of a share of Cumulative Redeemable Serial Preference Stock II, Series 4, at a price of $300. In other events, each right entitles the holder, other than the acquiring party, to purchase $600 of TRW common stock or common stock of another person at a 50 percent discount. The Company may redeem these rights at its option at one cent per right under certain circumstances.

At December 31, 1998, 14.8 million shares of common stock were reserved for the exercise and issuance of stock options and conversion of the Serial Preference Stock II, Series 1 and 3. There were 1.2 million shares of Cumulative Redeemable Serial Preference Stock II, Series 4, reserved for the shareholder purchase rights plan.

STOCK OPTIONS

The Company has granted nonqualified stock options to certain employees to purchase the Company's common stock at the market price on the date of grant. Stock options granted become exercisable to the extent of one-third of the optioned shares for each full year of employment following the date of grant and expire 10 years after the date of grant. The Company applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for its employee stock options and, as such, no compensation expense is recognized as the exercise price equals the market price of the stock on the date of grant.

                               1998                      1997                     1996
---------------------------------------------    ---------------------    ---------------------
                                    Weighted-                Weighted-                Weighted-
                                    average                  average                  average
                        Millions    exercise     Millions    exercise     Millions    exercise
                        of shares    price       of shares    price       of shares    price
-----------------------------------------------------------------------------------------------
Outstanding at
  beginning of year        8.5       $35.02         8.5       $29.72         9.2       $26.45
Granted                    2.4        53.31         2.0        50.19         1.7        43.98
Exercised                   .9        25.68         1.6        25.96         1.9        25.28
Canceled, expired
  or terminated             .2        46.54          .4        38.63          .5        35.51
Outstanding at end
  of year                  9.8        40.11         8.5        35.02         8.5        29.72
Exercisable                5.8        32.31         5.3        27.81         5.6        25.18
Weighted-average
  fair value of
  options granted                     12.86                    11.92                     9.45
---------------------------------------------    ----------------------------------------------

At December 31, 1998, approximately 2,000 employees were participants in the plan. As of that date, the per share exercise prices of options outstanding ranged from $19.88 to $58.88. The following table provides certain information with respect to stock options outstanding at December 31, 1998:

                                       Options Outstanding                        Options Exercisable
-----------------------------------------------------------------------        ------------------------
                                          Weighted-average    Weighted-                       Weighted-
                            Millions of       remaining        average         Millions of     average
Range of exercise prices       shares     contractual life    exercise            shares      exercise
                            outstanding       in years          price          exercisable      price
-------------------------------------------------------------------------------------------------------
$19.88 - $39.99                 4.3              3.8           $27.16              4.3         $27.16
 40.00 -  58.88                 5.5              8.3            50.21              1.5          46.88
-------------------------------------------------------------------------------------------------------
                                9.8              6.3           $40.11              5.8         $32.31
                           ----------------------------------------------------------------------------

Had the compensation cost for the stock options granted in 1998, 1997 and 1996 been determined based on the fair value at the grant date consistent with the fair value method of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced by $13 million ($.10 per share) in 1998, $9 million ($.08 per share) in 1997 and $5 million ($.04 per share) in 1996. The effect on 1996 net earnings is not representative of the effect on future years' net earnings amounts as the compensation cost reflects expense for only two years' vesting in 1996.

Fair value was estimated at the date of grant using the Black-Scholes option pricing model and the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rate of 4.59%, 5.83% and 5.43%; dividend yield of 2.28%, 2.54% and 2.84%; expected volatility of 23%, 20% and 20%; and an expected option life of six years for 1998, 1997 and 1996.

CONTINGENCIES

The Company is subject to various investigations, claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. In addition, the Company is conducting a number of environmental investigations and remedial actions at current and former Company locations and, along with other companies, has been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to the Company. A reserve estimate for each matter is established using standard engineering cost estimating techniques. In the determination of such costs, consideration is given to professional judgment of Company environmental engineers in consultation with outside environmental specialists when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 1998, the Company had reserves for environmental matters of $64 million, including $7 million of additional accruals recorded during the year. The Company aggressively pursues reimbursement for environmental costs from its insurance carriers. However, insurance recoveries are not recorded as a reduction of environmental costs until they are fixed and determinable. At December 31, 1998, the "Other notes and accounts receivable" caption on the balance sheet includes $22 million of insurance recoveries related to environmental matters. The Company believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support these cost estimates will not have a material adverse effect on the Company's financial position. However, the Company cannot predict the effect on the Company's financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, the Company cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company's financial position or the possible effect of compliance with environmental requirements imposed in the future.

Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at December 31, 1998, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company's financial position.

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

OPERATING SEGMENTS

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" during the fourth quarter of 1998. Statement 131 establishes standards for reporting information about operating segments in annual financial statements and requires that select information about operating segments be disclosed in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segment and geographic area information for all periods presented has been restated to conform to Statement 131.

For the year ended December 31, 1998, the Company previously reported two operating segments: Automotive and Space, Defense & Information Systems. Based on further review and analysis of its segment reporting, the Company is revising its segment reporting to report six operating segments. The Company's automotive businesses are reported as Occupant Safety Systems, Chassis Systems, Automotive Electronics, and Other Automotive segments. The Company's space, defense, and information systems' businesses are reported as Space & Electronics and Systems & Information Technology segments. The chief operating officer evaluates performance and allocates resources to the total automotive and space, defense and information systems' businesses and also reviews financial results of the six operating segments.

The Company is a United States-based company providing advanced technology products and services for the automotive and space, defense and information systems markets. The principal markets for the Company's automotive products are North American, European and Asian original equipment manufacturers and independent distributors. The space, defense and information systems segments primarily offer products and services to the United States Government, agencies of the United States Government, state and local governments and international and commercial customers.

OCCUPANT SAFETY SYSTEMS-occupant restraint systems, including airbag and seat belt systems and steering wheels.

CHASSIS SYSTEMS-steering systems, including hydraulic and electrically assisted power and manual rack and pinion steering for light vehicles.

AUTOMOTIVE ELECTRONICS-electrical and electronic controls, sensors and engineered fasteners.

OTHER AUTOMOTIVE-engine valves and valve train parts, power steering systems and suspension components for commercial vehicles, and stud welding systems.

SPACE & ELECTRONICS-spacecraft, including the design and manufacture of spacecraft equipment, propulsion subsystems, electro-optical and instrument systems, spacecraft payloads, high-energy lasers and laser technology and other high-reliability components and electronic systems, equipment components and services, including the design and manufacture of space communications systems, airborne reconnaissance systems, unmanned aerial vehicles, avionics systems, commercial telecommunications and other electronic technologies for tactical and strategic applications.

SYSTEMS & INFORMATION TECHNOLOGY-systems integration, systems engineering services and software development in the fields of military command and control, strategic missiles, intelligence requirements management, public safety, modeling simulation, training, telecommunications, image processing, earth observation, nuclear waste management, air traffic control, security and counterterrorism and other high-technology systems and information technology systems, products and services focused on defense, health and human safety, integrated supply chain, warehousing, logistics, test and evaluation, criminal justice tax systems modernization and financial applications.

The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company evaluates operating performance based on profit before income taxes and total assets net of segment current operating liabilities. Debt and related interest expense, interest related to the other postretirement benefit liability, currently payable income taxes, current deferred income taxes, long-term deferred income taxes in 1998 and corporate staff expenses are maintained at the corporate level and are not a component of the operating segment results.

Information concerning operating segments as of and for each of the three years ended December 31 is as follows:

                                         Occupant                                                  Systems &
                                          Safety    Chassis  Automotive    Other       Space &    Information
(In millions)                            Systems    Systems  Electronics Automotive  Electronics   Technology   Total
-----------------------------------------------------------------------------------------------------------------------
1998
-----------------------------------------------------------------------------------------------------------------------
Revenue from external customers           $3,042     $2,201     $1,137      $821        $1,922      $2,763     $11,886
Intersegment revenues                          4         11         40         3            40         115         213
Segment profit before income taxes           257        129         73        84           266         192       1,001

Special charges / items included in
  segment profit                              --          7         13         4           (34)         26          16

Segment assets                             1,605        809        529       373           366         874       4,556
Depreciation and amortization                184        109         57        46            95          61         552
Capital expenditures                         161        145         95        55           115          48         619
-----------------------------------------------------------------------------------------------------------------------
1997
-----------------------------------------------------------------------------------------------------------------------
Revenue from external customers           $3,020     $2,181     $1,022      $809        $2,005      $1,794     $10,831
Intersegment revenues                          2         14         24         3            27         121         191
Segment profit before income taxes           314        155         70        98           204         144         985

Segment assets                             1,528        695        367       336           355         728       4,009
Depreciation and amortization                158        107         53        44            87          28         477
Capital expenditures                         171        106         65        56           128          28         554
-----------------------------------------------------------------------------------------------------------------------
1996
-----------------------------------------------------------------------------------------------------------------------
Revenue from external customers           $2,465     $2,183     $1,055      $790        $1,805      $1,559     $ 9,857
Intersegment revenues                          1          8         19         4            40         148         220
Segment profit before income taxes           214         69        (26)       73           124          56         510

Special charges included in
  segment profit                             112         81         91         9            23          66         382

Segment assets                               970        689        356       319           302         355       2,991
Depreciation and amortization                113        102         65        47            79          33         439
Capital expenditures                         114        115         65        49           130          27         500
-----------------------------------------------------------------------------------------------------------------------

The Company accounts for intersegment sales or transfers at current market prices for the automotive segments and at cost for the space, defense and information systems segments. Sales to agencies of the U.S. Government, primarily by the space, defense and information systems segments, were $4,119 million in 1998, $3,523 million in 1997 and $3,121 million in 1996. Sales to Ford Motor Company by the automotive segments were $1,423 million in 1998, $1,469 million in 1997 and $1,470 million in 1996.

Reconciliations of the items reported for the operating segments to the applicable amounts reported in the consolidated financial statements are as follows:

(In millions)                                         1998        1997       1996
------------------------------------------------------------     ------------------
Segment profit before income taxes                  $1,001       $ 985      $ 510
Purchased in-process research and development           --        (548)        --
Interest expense                                      (119)        (80)       (88)
Corporate expense and other                           (136)       (117)      (120)
------------------------------------------------------------     ------------------
Earnings from continuing operations before
  income taxes                                      $  746       $ 240      $ 302
------------------------------------------------------------     ------------------

(In millions)                                        1998         1997       1996
------------------------------------------------------------     ------------------
Segment assets                                      $4,556       $4,009     $2,991
Segment current operating liabilities                1,843        1,828      1,620
Current deferred taxes                                 179           96        424
Long-term deferred taxes                                33           --         --
Segment eliminations and adjustments                   122          114        106
Corporate and other                                    436          363        758
------------------------------------------------------------     ------------------
Total assets                                        $7,169       $6,410     $5,899
------------------------------------------------------------     ------------------

Information concerning principal geographic areas for and as of the three years ended December 31 is as follows:

                                           United                  All
(In millions)                              States    Germany      Other      Total
-------------------------------------------------------------------------------------
Revenue from external customers
    1998                                   $7,658     $1,562     $2,666     $11,886
    1997                                    6,919      1,442      2,470      10,831
    1996                                    6,469      1,038      2,350       9,857
-------------------------------------------------------------------------------------
Property, plant and equipment-net
    1998                                   $1,491     $  497     $  695     $ 2,683
    1997                                    1,560        451        610       2,621
    1996                                    1,576        264        640       2,480
-------------------------------------------------------------------------------------

Revenues are attributable to geographic areas based on the location of the assets producing the revenues. Inter-area sales are not significant to the total revenue of any geographic area.

EVENTS SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT AUDITORS (UNAUDITED)

On January 28, 1999, the Company announced its intention to acquire the entire issued and to be issued share capital of LucasVarity plc in a cash tender offer totaling approximately $7 billion. TRW has received fully underwritten financing from J.P. Morgan Securities Inc., NationsBanc Montgomery Securities LLC, Salomon Smith Barney Inc. and Barclays Capital. The boards of directors of both companies have approved the transaction and LucasVarity's directors have entered into irrevocable agreements to tender their shares and ADSs in response to the offer. The transaction, which is subject to normal closing conditions, may be completed as early as the first quarter of 1999 and will be accounted for under purchase accounting.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                             First                Second                 Third                 Fourth
                                       -----------------     -----------------     -----------------     -------------------
(In millions except per share data)     1998       1997       1998       1997       1998       1997       1998        1997
----------------------------------------------------------------------------------------------------------------------------
                                         (A)                   (B)                   (C)                   (D)       (E)(F)
Sales                                  $3,095     $2,660     $3,028     $2,852     $2,836     $2,521     $2,927      $2,798
Gross profit                              520        482        547        534        522        466        582         523
Earnings(loss) before income taxes        204        195        198        219        164        166        180        (340)
Net earnings(loss)                        129        119        126        135        104        108        118        (411)
Net earnings(loss) per share
   Diluted                               1.03        .92       1.00       1.05        .85        .85        .96       (3.34)
   Basic                                 1.05        .95       1.03       1.09        .86        .88        .98       (3.34)
----------------------------------------------------------------------------------------------------------------------------

(A) Earnings(loss) before income taxes includes a $49 million gain ($32 million after tax, 25 cents per share) from the settlement of certain patent litigation and a $34 million charge ($22 million after tax, 17 cents per share) for litigation and contract reserves and severance costs relating to the combination of the Company's systems integration business with BDM International, Inc.

(B) Earnings(loss) before income taxes includes a $7 million charge ($6 million after tax, 4 cents per share) for a contract reserve.

(C) Earnings(loss) before income taxes includes a charge of $13 million ($8 million after tax, 7 cents per share) related to the automotive restructuring.

(D) Earnings(loss) before income taxes includes a benefit of $25 million ($16 million after tax, 13 cents per share) from an interest accrual adjustment relating to a tax litigation settlement and an $11 million charge ($10 million after tax, 8 cents per share) related to the automotive restructuring.

(E) Earnings(loss) before income taxes includes a $548 million ($4.46 per share) one time noncash charge related to in-process research and development with no income tax benefit.

(F) Earnings(loss) before income taxes includes a $15 million gain ($10 million after tax, 8 cents per share) related to the sale of a property.

STOCK PRICES AND DIVIDENDS (UNAUDITED)

The book value per common share at December 31, 1998, was $15.61 compared to $13.19 at the end of 1997. The Company's Directors declared the 242nd consecutive quarterly dividend during December 1998. Dividends declared per share in 1998 were $1.28, up 3 percent from $1.24 in 1997. The following table highlights the market prices of the Company's common and preference stocks and dividends paid for the quarters of 1998 and 1997.

                                                     Price of                               Dividends paid
                                                   traded Shares                               per share
                                 ------------------------------------------------       ---------------------
                         Quarter         1998                       1997                   1998        1997
                         ------- ---------------------     ----------------------       ---------------------
                                   High         Low            High        Low
-------------------------------------------------------------------------------------------------------------
Common stock                1    $56-1/4     $50-9/16        $55-7/8     $48-1/8          $  .31      $  .31
Par value $0.625            2     57-3/8      50-1/16         58-3/8      47-3/8             .31         .31
per share                   3     56-15/16    42-11/16        61-5/16     51-1/4             .31         .31
                            4     58          43              61-3/16     50-1/2             .33         .31
-----------------------------------------------------      ----------------------       ---------------------
Cumulative Serial           1     400         200             500         300               1.10        1.10
Preference Stock II         2     468         468             457-1/2     442               1.10        1.10
$4.40 Convertible           3     495         420             600         300               1.10        1.10
Series 1                    4     480         480             495         495               1.10        1.10
-----------------------------------------------------      ----------------------       ---------------------
Cumulative Serial           1     390         379             400         364              1.125       1.125
Preference Stock II         2     400         400             402         396              1.125       1.125
$4.50 Convertible           3     405         405             423-1/4     423-1/4          1.125       1.125
Series 3                    4     350         250             420         400              1.125       1.125
-----------------------------------------------------      ----------------------       ---------------------

The $4.40 Convertible Series 1 was not actively traded during the first quarter of 1998 and the first and third quarters of 1997. The $4.50 Convertible Series 3 was not actively traded during the fourth quarter of 1998. The prices shown for these quarters represent the range of asked(high) and bid(low) quotations.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

Section (a)(1) of Item 14 is hereby amended by deleting it in its entirety and replacing it with the following:

(a) FINANCIAL STATEMENTS AND SCHEDULES

     (1)  FINANCIAL STATEMENTS

          The following financial statements of the registrant and its subsidiaries are included at Item 8 of this Annual Report on Form 10-K, as amended:

          Statements of Operations -- Years ended December 31, 1998, 1997 and 1996 (page 30)

          Balance Sheets -- December 31, 1998 and 1997 (page 31)

          Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996 (page 32)

          Statements of Changes in Shareholders' Investment -- Years ended December 31, 1998, 1997 and 1996 (page 33)

          Notes to Financial Statements -- (pages 34-52)


     (2)  FINANCIAL STATEMENT SCHEDULES

     All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

     Financial statements and summarized financial information of unconsolidated subsidiaries and 50 percent or less owned persons accounted for by the equity method have been omitted because such subsidiaries and persons, considered individually or in the aggregate, do not constitute a significant subsidiary.

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

+*10(h) Amendment dated as of December 9, 1998 to 1997 TRW Long-Term Incentive Plan.

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

+*10(m)          Form of Stock Option Agreement Qualified under the laws of
                 France.

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

+*10(r) TRW Inc. Deferred Compensation Plan (as Amended and Restated Effective January 1, 1999).

+*10(s) TRW Benefits Equalization Plan (as Amended and Restated Effective January 1, 1999).

+*10(t) TRW Supplementary Retirement Income Plan (as Amended and Restated Effective January 1, 1999).

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

+10(ff) Amendment dated as of December 8, 1998 to Revolving Credit Agreement dated as of December 10, 1997 among TRW Inc. and various financial institutions.

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

+12 Computation of Ratio of Earnings to Fixed Charges - Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statements of the Company: No. 33-32870, filed September 20, 1991, No. 33-61711, filed August 10, 1995, No.
                 333-43931, filed January 8, 1998 and No. 333-48443, filed March 23, 1998).

+13 Portions of the TRW Annual Report to Security Holders for the year ended December 31, 1998 incorporated herein by reference.

+21              Subsidiaries of the Registrant.

+23(a)           Consent of Independent Auditors.

+23(b) Consent of Independent Auditors (with respect to financial statements of The TRW Canada Stock Savings Plan).

++23(c) Consent of Independent Auditors (with respect to financial statements and the notes thereto included in Amendment No. 1 to TRW's Annual Report on Form 10-K).

+24(a)           Power of Attorney.

+24(b)           Certified Resolutions.

+27              Financial Data Schedule.

+99(a) Financial Statements of The TRW Canada Stock Savings Plan for the year ended December 31, 1998.

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

     + Filed with TRW's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Commission on March 19, 1999.

     ++ Filed with this Amendment No. 1 to TRW's Annual Report on Form 10-K.

(b)  REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          TRW Inc.

Date: November 10, 1999
                                          By  /s/ William B. Lawrence
                                                  William B. Lawrence,
                                             Executive Vice President and
                                                       Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                                DATE
---------                      -----                                ----
J. T. GORMAN*            Chairman of the Board,               November 10, 1999
                            Chief Executive Officer
                            and Director
C. G. MILLER*            Executive Vice President and         November 10, 1999
                            Chief Financial Officer
T. A. CONNELL*           Vice President and Controller        November 10, 1999
M. H. ARMACOST*          Director                             November 10, 1999
M. FELDSTEIN*            Director                             November 10, 1999
R. M. GATES*             Director                             November 10, 1999
G. H. HEILMEIER*         Director                             November 10, 1999
K. N. HORN*              Director                             November 10, 1999
E. B. JONES*             Director                             November 10, 1999
W. S. KISER*             Director                             November 10, 1999
D. B. LEWIS*             Director                             November 10, 1999
L. M. MARTIN*            Director                             November 10, 1999
R. W. POGUE*             Director                             November 10, 1999

William B. Lawrence, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

                                                              November 10, 1999
*By /s/ William B. Lawrence
        William B. Lawrence,
        Attorney-in-fact