Form 10-Q
period 1999-09-30
TRW INC
filed 1999-11-12
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _____ to _____

                          Commission file number 1-2384
                                                 ----------


                                    TRW Inc.
                                 ---------------
             (Exact name of registrant as specified in its charter)

              Ohio                                        34-0575430
 -------------------------------------------------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)



                    1900 Richmond Road, Cleveland, Ohio 44124
                    -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (216) 291-7000
                              --------------------
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

            As of October 29, 1999, there were 121,605,093 shares of
                TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS



Statements of Operations (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                           Third quarter ended              Nine months ended
                                                               September 30                    September 30
In millions except per share data                           1999           1998             1999          1998
----------------------------------------------------------------------------------    ------------------------------
Sales                                                     $ 4,462        $ 2,836         $ 12,344        $8,959
Cost of sales                                               3,538          2,314           10,096         7,370
----------------------------------------------------------------------------------    ------------------------------
Gross profit                                                  924            522            2,248         1,589


Administrative and selling expenses                           309            201              824           592
Research and development expenses                             187            126              502           370
Purchased in-process research and
  development                                                   -              -               85             -
Interest expense                                              149             24              334           100
Amortization of goodwill and intangible assets                 40             10               81            29
Other (income)expense-net                                      28             (3)             (13)          (68)
----------------------------------------------------------------------------------    ------------------------------
Earnings before income taxes                                  211            164              435           566
Income taxes                                                   77             60              190           207
----------------------------------------------------------------------------------    ------------------------------
Net earnings                                              $   134        $   104         $    245        $  359
----------------------------------------------------------------------------------    ------------------------------

Per share of common stock
  Diluted earnings per share                              $  1.08        $   .85         $   1.99        $ 2.88
  Basic earnings per share                                $  1.10        $   .86         $   2.03        $ 2.95
  Dividends declared                                      $   .33        $   .31         $    .66        $  .62
----------------------------------------------------------------------------------    ------------------------------

----------------------------------------------------------------------------------    ------------------------------
Shares used in computing per share
  amounts
     Diluted                                                124.0          123.2            123.4         124.9
     Basic                                                  121.4          120.5            120.7         121.7
----------------------------------------------------------------------------------    ------------------------------


Balance Sheets (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------------------------------
                                                                                          September 30           December 31
In millions                                                                                       1999                  1998
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                                                $    294              $     83
     Accounts receivable                                                                         2,487                 1,721
     Inventories                                                                                 1,090                   616
     Prepaid expenses                                                                              288                   104
     Net assets of acquired businesses held for sale                                               822                     -
     Deferred income taxes                                                                         218                   179
--------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                             5,199                 2,703

Property, plant and equipment-on the basis of cost                                               8,014                 6,604
     Less accumulated depreciation and amortization                                              4,115                 3,921
--------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment-net                                                          3,899                 2,683

Intangible assets
     Intangibles arising from acquisitions                                                       3,698                   850
     Other                                                                                         906                   360
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 4,604                 1,210
     Less accumulated amortization                                                                 222                   143
--------------------------------------------------------------------------------------------------------------------------------
Total intangible assets-net                                                                      4,382                 1,067

Investments in affiliated companies                                                                288                   243
Long-term deferred income taxes                                                                      -                    33
Other notes and accounts receivable                                                                283                   227
Prepaid pension cost                                                                             2,729                     -
Other assets                                                                                       490                   213
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 17,270              $  7,169
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                                                          $  2,828              $    839
     Accounts payable                                                                            1,530                   964
     Current portion of long-term debt                                                             733                    30
     Other current liabilities                                                                   2,361                 1,185
--------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                        7,452                 3,018

Long-term liabilities                                                                            1,614                   826
Long-term debt                                                                                   5,530                 1,353
Long-term deferred income taxes                                                                    581                     -
Minority interests in subsidiaries                                                                 110                    94


Capital stock                                                                                       76                    75
Other capital                                                                                      464                   457
Retained earnings                                                                                2,174                 2,021
Treasury shares-cost in excess of par value                                                       (567)                 (637)
Accumulated other comprehensive income(loss)                                                      (164)                  (38)
--------------------------------------------------------------------------------------------------------------------------------
Total shareholders' investment                                                                   1,983                 1,878
--------------------------------------------------------------------------------------------------------------------------------
                                                                                              $ 17,270              $  7,169
--------------------------------------------------------------------------------------------------------------------------------


Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Nine months ended
                                                                                                      September 30
In millions                                                                                      1999                 1998
--------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net earnings                                                                                  $   245              $   359
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Purchased in-process research and development                                                 85                    -
     ICO Global investment write-off                                                               79                    -
     LucasVarity pension income                                                                  (128)                   -
     Depreciation and amortization                                                                585                  414
     Deferred income taxes                                                                        (76)                (217)
     Other-net                                                                                     49                    4
Changes in assets and liabilities, net of effects of businesses acquired:
     Accounts receivable                                                                           95                   20
     Inventories and prepaid expenses                                                             177                 (151)
     Accounts payable and other accruals                                                          136                 (109)
     Other-net                                                                                    (97)                  (4)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                       1,150                  316
--------------------------------------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                                                             (540)                (415)
Acquisitions, net of cash acquired                                                             (6,083)                (247)
Proceeds from divestitures                                                                        157                    -
Other-net                                                                                        (169)                  (3)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                          (6,635)                (665)
--------------------------------------------------------------------------------------------------------------------------------

Financing activities
Increase in short-term debt                                                                     1,784                   43
Proceeds from debt in excess of 90 days                                                         5,923                  912
Principal payments on debt in excess of 90 days                                                (1,772)                (314)
Reacquisition of common stock                                                                       -                 (179)
Dividends paid                                                                                   (120)                (114)
Other-net                                                                                         (30)                  19
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                       5,785                  367
--------------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                                      (89)                  (9)
--------------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                             211                    9
Cash and cash equivalents at beginning of period                                                   83                   70
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $   294              $    79
--------------------------------------------------------------------------------------------------------------------------------



Results by Operating Segments (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------------------------------
                                                                 Third quarter ended                   Nine months ended
                                                                     September 30                         September 30
In millions                                                       1999            1998                1999           1998
------------------------------------------------------------------------------------------     ---------------------------------
Sales
   Occupant Safety Systems                                    $    694        $    710            $  2,268       $   2,245
   Chassis Systems                                               1,436             515               3,588           1,675
   Automotive Electronics                                          330             266               1,187             846
   Other Automotive                                                477             194               1,152             618
   Space & Electronics                                             498             474               1,412           1,495
   Systems & Information Technology                                745             677               2,155           2,080
   Aeronautical Systems                                            282               -                 582               -
------------------------------------------------------------------------------------------     ---------------------------------
Sales                                                         $  4,462        $  2,836            $ 12,344       $   8,959
------------------------------------------------------------------------------------------     ---------------------------------



Segment profit before income taxes
   Occupant Safety Systems                                    $     45        $     45            $    138       $    172
   Chassis Systems                                                  91              26                 195            108
   Automotive Electronics                                           30              16                  78             61
   Other Automotive                                                 35              20                  85             68
   Space & Electronics                                              17              60                 239            215
   Systems & Information Technology                                 54              52                 112            134
   Aeronautical Systems                                             33               -                  65              -
------------------------------------------------------------------------------------------     ---------------------------------
Segment profit before income taxes                                 305             219                 912            758

Purchased in-process research and
   development                                                       -               -                 (85)             -
Corporate expense and other                                          6             (30)               (141)           (89)
Pension income                                                      61               -                 119              -
Financing costs                                                   (161)            (25)               (370)          (103)
------------------------------------------------------------------------------------------     ---------------------------------
Earnings before income taxes                                  $    211        $    164            $    435       $    566
------------------------------------------------------------------------------------------     ---------------------------------

NOTES TO FINANCIAL STATEMENTS
(unaudited)


Principles of Consolidation
---------------------------

The financial statements include the accounts of TRW and its subsidiaries. Investments in affiliated companies are accounted for by the equity or cost method as appropriate. The consolidated financial statements reflect the adjusted preliminary allocation of the purchase price for LucasVarity Limited (LucasVarity), formerly known as LucasVarity plc, which may be adjusted as further information becomes available, and the consolidated results of LucasVarity's operations and cash flows subsequent to the date of acquisition, March 25, 1999.


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

The fair value of acquired in-process research and development was determined using the income approach under the proportional method. The fair value of identifiable intangible assets was determined primarily using the income approach. A risk adjusted discount rate of 18 percent, representing the cost of capital and a premium for the risk, was used to discount the projects' cash flows. Operating margins were assumed to be similar to historical margins of similar products. The size of the applicable market was verified for reasonableness with outside research sources. The projects were in various stages of completion, ranging from approximately 40 to 80 percent complete as of the valuation date. The stage of completion for each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed from late 1999 through 2002. The estimated cost to complete the projects is $65 million.

During the third quarter 1999, certain pre-acquisition contingencies were adjusted. The value allocated to intangible assets increased $93 million from the preliminary valuation at March 31, 1999 to $506 million at September 30, 1999. The increase resulted from an updated independent appraisal which resulted in an increase in technology of $93 million. The preliminary allocation of the purchase price has been adjusted to incorporate these items and may be adjusted in subsequent periods through March 2000 based on changes to pre-acquisition contingencies, completion of TRW management's assessment of the recognition of liabilities in connection with the acquisition of LucasVarity in accordance with EITF 95-3, and for the valuation of net assets of businesses held for sale based upon actual proceeds received from the sale of these businesses. Adjustments, if any, are not expected to have a material effect on TRW's results of operations or financial condition.

The adjusted preliminary allocation of the purchase price and the estimated goodwill are summarized as follows:

(In millions)

Cash purchase price                                             $6,778

Cash and cash equivalents                                          774
Accounts receivable                                                887
Inventory                                                          524
Net assets of businesses held for sale                             895
Prepaid expenses                                                   170
Current deferred income taxes                                       77
Property, plant and equipment                                    1,302
Intangible assets                                                  506
Prepaid pension costs                                            2,470
Other assets                                                       389
                                                                 -----
Total assets                                                     7,994

Accounts payable                                                  (686)
Other accruals                                                    (786)
Debt                                                              (938)
Long-term liabilities                                             (823)
Long-term deferred income taxes                                   (753)
                                                                 -----
Total liabilities                                               (3,986)

Minority interest                                                  (39)

Purchased in-process research and development                       85
                                                                 -----
Excess of purchase price over fair value of net
  assets acquired                                               $2,724
                                                                ======

Goodwill is being amortized on a straight-line basis over 40 years and identifiable intangible assets are being amortized on a straight-line basis over useful lives ranging from 5 to 30 years.


Pro Forma Financial Information
-------------------------------

The following unaudited pro forma financial information for the third quarter and nine months ended September 30, 1999 and 1998, assumes the LucasVarity acquisition occurred as of the beginning of the respective periods, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, write-off of purchased in-process research and development and income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of LucasVarity been effected on the dates indicated, nor are they necessarily indicative of TRW's future results of operations.

                                        Third quarter ended   Nine months ended
(In millions except per share data)        September 30         September 30
                                       --------------------   -----------------
                                         1999        1998        1999      1998
                                         ----        ----        ----      ----
Sales                                  $4,462      $4,571     $13,970   $14,306
Net earnings                              136         150         400       416
Diluted earnings per share               1.09        1.22        3.24      3.33

Foreign Exchange Contracts
--------------------------

TRW enters into forward exchange contracts which hedge firm foreign currency commitments, anticipated transactions and certain intercompany transactions. At September 30, 1999, TRW had contracts outstanding with a notional amount of $2 billion denominated principally in the British pound, the U.S. dollar, the Spanish peseta, the French franc, the German deutsche mark, the Euro and the Canadian dollar, maturing at various dates through January 2007. Contracts outstanding increased from $162 million at December 31, 1998 primarily due to the hedging of foreign currency exposures associated with the aerospace and automotive businesses acquired from LucasVarity and the hedging of certain intercompany transactions arising from the Company's reorganization of the ownership structure of certain of its subsidiaries following the acquisition of LucasVarity.

The combined fair market value of the forward exchange contracts was an asset of approximately $60 million at September 30, 1999, primarily all of which related to LucasVarity, including the fair market value of contracts hedging the intercompany transactions. The fair market value of forward contracts at December 31, 1998 was $1 million. Changes in market value of the contracts which hedge firm foreign currency commitments and intercompany transactions are generally included in the basis of the transactions. Changes in the market value of the contracts which hedge anticipated transactions are generally recognized in earnings.

Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and TRW anticipates that these financial institutions will satisfy their obligations under the contracts.


Interest Rate Swap Agreements
-----------------------------

In anticipation of offering debt securities to finance the acquisition of LucasVarity, TRW entered into a combination of forward starting interest rate swaps and treasury locks during the first six months of 1999 with a mandatory cash settlement in the second quarter. These agreements effectively fixed the base rate of interest on an aggregate notional principal amount of $1.8 billion of debt securities TRW issued during the second quarter 1999. These hedges were settled simultaneously with the issuance of the debt securities and a before-tax gain of $23 million is being recognized as an adjustment to interest expense over the life of the debt securities issued using the effective interest rate method.

During the second quarter, TRW entered into an interest rate swap in order to convert the fixed rate to a floating rate on a notional principal amount of $425 million of notes issued during the quarter. The fair market value of the interest rate swap is a liability of approximately $850,000 at September 30, 1999. Net payments or receipts under the agreement will be recognized as an adjustment to interest expense. The agreement was entered into with a major financial institution, and TRW anticipates that the financial institution will satisfy its obligation under the agreement. No collateral is held in relation to the agreement.


Issuance of a Subsidiary's Stock
--------------------------------

TRW includes gains or losses arising from the issuance of a subsidiary's or equity affiliate's stock in non-operating income.

Comprehensive Income
--------------------

The components of comprehensive income, net of related tax, for the third quarter and first nine months of 1999 and 1998 are as follows:

                                         Third quarter ended   Nine months ended
(In millions)                               September 30          September 30
                                         -------------------   -----------------
                                           1999     1998          1999      1998
                                           ----     ----          ----      ----
Net earnings                              $ 134    $ 104         $ 245     $ 359
Foreign currency translation
  adjustments                               215       77           (95)       68
Unrealized (losses)gains on securities       (6)      45           (31)       41
                                         ------    -----         -----     -----
Comprehensive income                      $ 343    $ 226         $ 119     $ 468
                                         ------    -----         -----     -----


The components of accumulated other comprehensive income, net of related tax, at September 30, 1999 and December 31, 1998 are as follows:

                                              September 30        December 31
(In millions)                                         1999               1998
                                              ------------        -----------

Foreign currency translation adjustments           $ (150)             $ (55)
Unrealized (losses)gains on securities                 (1)                30
Minimum pension liability adjustments                 (13)               (13)
                                                   ------              -----
Accumulated other comprehensive income(loss)       $ (164)             $ (38)
                                                   ------              -----


New Accounting Pronouncement
----------------------------

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for years beginning after June 15, 2000. The Company is considering earlier adoption. Under this statement, changes in the market value of contracts which hedge anticipated transactions will be deferred and recognized in earnings when realized. The impact of the adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to the hedged items, as well as market conditions as of the date of adoption. Management is in the process of analyzing and assessing the impact of the adoption of SFAS No. 133 on the Company's consolidated results of operations and financial position, but believes that such determination currently is not meaningful.


Divestitures
------------

On May 17, 1999, TRW announced it will divest its engine businesses, which consist of TRW Engine Components and Lucas Diesel Systems operations; TRW Nelson Stud Welding; and the LucasVarity Wiring companies.

Sales included in TRW's third quarter and nine months ended September 30, 1999 Statements of Operations for the businesses to be sold were approximately $360 million and $975 million, respectively. Sales included in TRW's third quarter and nine months ended September 30, 1998 Statements of Operations for the businesses to be sold were $130 million and $430 million, respectively.

TRW's investment in the LucasVarity Wiring companies and Lucas Diesel Systems operations is included in the balance sheet caption "Net assets of acquired businesses held for sale."

TRW expects to complete the divestitures of these businesses beginning in the fourth quarter and continuing into early 2000.

Operating Segments
------------------

The Company's automotive business is reported as the following operating segments: Occupant Safety Systems, Chassis Systems, Automotive Electronics and Other Automotive. The Company's aerospace and information systems business is reported as the following operating segments: Space & Electronics, Systems & Information Technology and Aeronautical Systems.

The chief operating officer evaluates performance of and allocates resources to the total automotive and aerospace and information systems businesses and also reviews financial results of the seven operating segments.

On August 16, 1999, TRW announced certain changes in management and organization of its automotive business to accelerate the integration of LucasVarity and strengthen its ability to serve its global customer base. As a result of these changes, LucasVarity light vehicle braking and aftermarket businesses were integrated with Chassis Systems, LucasVarity electronics businesses were integrated with Automotive Electronics and LucasVarity Diesel Systems and Wiring businesses were included in the Automotive Other segment. The LucasVarity aerospace business is reported separately as Aeronautical Systems.


A description of each of the reported operating segments follows.

   Occupant Safety Systems - occupant restraint systems, including airbag and seat belt systems, and steering wheels.

   Chassis Systems - steering systems and components, including hydraulic and electrically assisted power and manual rack and pinion steering for light vehicles; light vehicle braking systems, including foundation, actuation, and anti-lock braking systems (ABS); vehicle stability controls (VSC); chassis modules and integrated vehicle control systems (IVCS); suspension components; and aftermarket operations, including parts, service, and technical and diagnostic support.

   Automotive Electronics - body control systems, safety and security systems, chassis and powertrain controls, sensors and components, and engineered fasteners.

   Other Automotive - engine valves and valve train parts; power steering systems and suspension components for commercial vehicles; diesel systems including fuel injection systems comprised of mechanical rotary pumps, fuel injectors and filters for fully-integrated electronically-controlled systems; stud welding systems; and wiring systems.

   Space & Electronics - spacecraft, including the design and manufacture of spacecraft equipment, propulsion subsystems, electro-optical and instrument systems, spacecraft payloads, high-energy lasers and laser technology and other high-reliability components; and electronic systems, equipment components and services, including the design and manufacture of space communications systems, avionics systems, commercial telecommunications, and other electronic technologies for tactical and strategic applications.

   Systems & Information Technology - systems engineering, systems integration, software development, modeling and simulation, test and evaluation, training and information technology for high technology systems, products and services in the fields of command and control, strategic missiles, missile and air defense, airborne reconnaissance, unmanned aerial vehicles, intelligence management and processing, earth observation, nuclear waste management, air traffic control, counterterrorism, security, criminal justice, health and human services, integrated supply chain, warehousing, logistics, tax and finance.

   Aeronautical Systems - engine controls, power generation, flight controls, cargo systems, hoists and winches, missile actuation, and repair and overhaul.

As a result of the acquisition of LucasVarity, segment assets increased significantly. The preliminary allocation of LucasVarity assets applicable to each segment follows:


(In millions)

Chassis Systems                    $3,301
Automotive Electronics                833
Other Automotive                    1,189
Aeronautical Systems                2,075


Intersegment sales for each segment are as follows:

                                    Third quarter ended      Nine months ended
(In millions)                          September 30             September 30
                                    -------------------     --------------------
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
Occupant Safety Systems             $   1       $   1       $   2       $   3
Chassis Systems                         2           5           5          11
Automotive Electronics                 22          10          49          28
Other Automotive                       23           1          39           2
Space & Electronics                     5           8          19          33
Systems & Information Technology       29          27          84          89
Aeronautical Systems                    -           -           -           -

The caption "Financing costs" displayed in the reconciliation of segment profit before income taxes to consolidated earnings before income taxes includes interest expense as well as the underwriting and participation fees associated with the acquisition of LucasVarity.

"Corporate expense and other" includes approximately a $22 million gain and $48 million loss on foreign exchange related to LucasVarity for the third quarter and first nine months of 1999, respectively.


Inventories
-----------

Inventories consist of the following:
                                                 September 30     December 31
(In millions)                                        1999            1998
                                                 ----------------------------

Finished products and work in process              $  633           $ 316
Raw materials and supplies                            457             300
                                                   ------           -----
                                                   $1,090           $ 616
                                                   ------           -----

The increase in inventory is due to the acquisition of LucasVarity.


Long-Term Liabilities
---------------------

Long-term liabilities at September 30, 1999 and December 31, 1998, include $1,154 million and $651 million, respectively, relating to postretirement benefits other than pensions. The increase is due to the acquisition of LucasVarity.


Debt and Credit Agreements
--------------------------

TRW received fully underwritten financing for the acquisition of LucasVarity in the form of a $7.4 billion two-tranche credit agreement with 59 banks. Tranche one of $3.7 billion expires December 31, 1999 and the second tranche of $3.7 billion expires January 26, 2000 with an option to extend the maturity of up to $2.0 billion of borrowings to January 26, 2001. The interest rates under the agreement are the prime rate and a rate based on a London Interbank Offered Rate (LIBOR). Issuance of long-term debt securities in the public or private capital markets and the net proceeds from divestitures, among other items, reduce the amount of the commitments by 100 percent under tranche one until it is zero and then by 50 percent under tranche two, with a maximum reduction under tranche two of $1.7 billion. At September 30, 1999, there were no outstanding borrowings under this agreement.

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

During the second quarter 1999, TRW refinanced commercial paper by issuing $2.4 billion of notes and debentures on May 26, 1999 with $400 million 6.5% Notes Due 2002, $700 million 6.625% Notes Due 2004, $750 million 7.125% Notes Due 2009, and $550 million 7.75% Debentures Due 2029. An additional $1.0 billion of notes were issued on June 18, 1999 with $575 million Floating Rate Notes due 2000, based on a three-month LIBOR, and $425 million 6.45% Notes due 2001. The Company's effective obligation on the $425 million 6.45% Notes due 2001 was simultaneously changed to a floating rate based on a three-month LIBOR through the execution of a $425 million interest rate swap. Due to the issuance of long-term debt, tranche one of the $7.4 billion credit agreement was reduced by $3.4 billion during the second quarter.

During the third quarter 1999, TRW refinanced commercial paper by entering into an $100 million debt agreement due September 2000. The interest rate under the agreement is a floating rate based on a three-month LIBOR. Due to the debt issuance, tranche one of the $7.4 billion credit agreement was reduced by an additional $100 million during the third quarter. At September 30, 1999, the Company's tranche one facility had been reduced to approximately $200 million in available commitments. The Company's available commitments under tranche two remain at $3.7 billion.

At September 30, 1999, $1.1 billion of short-term obligations were reclassified to long-term obligations as TRW intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.


Other (Income)Expense-Net
-------------------------

Other (income)expense-net included the following:

(In millions)                        Third quarter ended     Nine months ended
                                        September 30            September 30
                                     -------------------     -----------------
                                        1999        1998       1999       1998
                                        ----        ----       ----       ----
Other income                          $  (42)     $  (14)    $  (93)    $  (95)
Other expense                             34           9         98         23
ICO Global investment write-off           79           -         79          -
Gain from issuance of equity
  affiliate's stock                        -           -        (29)         -
Gain from sale of equity
  affiliates' stock                      (17)          -       (112)         -
Foreign currency exchange                (26)          2         44          4
                                       -----      ------     ------     ------
                                       $  28      $   (3)    $  (13)    $  (68)
                                       -----      ------     ------     ------

Other income for the nine months ended September 30, 1998 included a $49 million benefit from the settlement of certain patent litigation.

Other expense for third quarter of 1999 and nine months ended September 30, 1999 included charges for underwriting and participation fees incurred to secure committed credit facilities related to the acquisition of LucasVarity of $11 million and $33 million, respectively.

During the first quarter of 1999, RF Micro Devices, Inc. (RFMD), an equity affiliate which designs, develops, manufactures and markets proprietary radio frequency integrated circuits for wireless communications applications, issued 2,012,500 shares of stock at $61.44 per share in a registered public offering, resulting in a gain of $29 million. Deferred taxes have been provided on the gain.

During the first quarter of 1999, TRW sold 287,500 shares of RFMD common stock in the registered public offering resulting in a gain of $15 million. TRW sold an additional 1.7 million shares of RFMD during the second quarter of 1999 resulting in a gain of $79 million. TRW sold an additional 400,000 shares of RFMD during the third quarter of 1999 resulting in a gain of $17 million. TRW owned approximately 22 percent of RFMD as of September 30, 1999.

Foreign currency exchange for the nine months ended September 30, 1999 included a $50 million nonrecurring loss on foreign currency hedges related to the acquisition of LucasVarity. Foreign currency exchange for the third quarter and nine months ended September 30, 1999 included gains of $22 million and $3 million, respectively, on foreign currency hedges of anticipated transactions.


Supplemental Cash Flow Information
----------------------------------

                                                    Nine months ended
(In millions)                                          September 30
                                                    ------------------
                                                    1999         1998
                                                    ----         ----
Interest paid (net of amount capitalized)           $273        $  96
Income taxes paid (net of refunds)                  $116         $396

For purposes of the Statements of Cash Flows, TRW considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Earnings Per Share
------------------

                                                                       Third quarter ended          Nine months ended
(In millions except per share data)                                        September 30                September 30
                                                                      -----------------------    -----------------------
                                                                          1999        1998           1999         1998
                                                                          ----        ----           ----         ----
Numerator
  Net earnings                                                          $133.5      $104.2         $244.9       $359.4
  Preferred stock dividends                                                 .1          .2             .4           .5
                                                                        ------      ------         ------        -----
  Numerator for basic earnings per
   share--earnings available to common
   shareholders                                                          133.4       104.0          244.5        358.9
  Effect of dilutive securities
    Preferred stock dividends                                               .1          .2             .4           .5
                                                                        ------      ------         ------        -----
  Numerator for diluted earnings per share--
   earnings available to common shareholders
   after assumed conversions                                            $133.5      $104.2         $244.9       $359.4
                                                                        ------      ------         ------        -----

Denominator
  Denominator for basic earnings per
   share--weighted-average common shares                                 121.4       120.5          120.7        121.7
  Effect of dilutive securities
    Convertible preferred stock                                             .8          .9             .8           .9
    Employee stock options                                                 1.8         1.8            1.9          2.3
                                                                        ------      ------         ------        -----
  Dilutive potential common shares                                         2.6         2.7            2.7          3.2
  Denominator for diluted earnings per
   share--adjusted weighted-average shares
   and assumed conversions                                               124.0       123.2          123.4        124.9
                                                                        ------      ------         ------        -----

Basic earnings per share                                               $  1.10     $   .86        $  2.03      $  2.95
                                                                        ------      ------         ------        -----
Diluted earnings per share                                             $  1.08     $   .85        $  1.99      $  2.88
                                                                        ------      ------         ------        -----


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

During 1996, the Company was advised by the United States Department of Justice
(DOJ) that it had been named as a defendant in two lawsuits brought by a former employee of the Company's former Space & Technology Group and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, the former employee filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, the former employee withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to the former employee's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations against the Company contained therein. At the same time, the Company filed counterclaims against both the former employee and the federal government. On July 20, 1998, both the former employee and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against the former employee and the federal government and took under advisement the former employee's motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company's subcontracts. On August 6, 1999, the Government filed its Second Amended Complaint, which incorporated vouchers, progress payment requests, and invoices submitted by TRW to higher tier Government contractors among the class of allegedly false claims challenged by the Government. On September 29, 1999, the former employee filed his Second Amended Complaint, which incorporated subcontracts performed by TRW for higher tier Government contractors among the class of contracts under which allegedly false claims were presented, and added allegations relating to certain of the former employee's pre-existing claims. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.


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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(In millions except per share data)

                                       Third quarter ended                           Nine months ended
                                           September 30                                 September 30
                             -----------------------------------------    -----------------------------------------
                                                              Percent                                     Percent
                                 1999      1998    Change  Inc (Dec)          1999        1998  Change    Inc (Dec)
                                 ----      ----    ------  ---------          ----        ----  ------    ---------
Sales                         $ 4,462   $ 2,836    $1,626        57%       $12,344     $ 8,959  $3,385        38%
Segment profit before
  income taxes                    305       219        86        39%           912         758     154        20%
Net earnings                      134       104        30        28%           245         359    (114)      (32%)
Diluted earnings per
  share                          1.08      0.85      0.23        27%          1.99        2.88   (0.89)      (31%)
Effective tax rate              36.5%     36.5%                              43.7%       36.5%

Third quarter 1999 sales increased due to the inclusion of LucasVarity sales of $1.5 billion. Segment profit before tax for the third quarter increased primarily due to the inclusion of LucasVarity segment profit before tax of $121 million and gains on the sale of RFMD stock and a divestiture of $22 million, which were partially offset by the write-off of the Company's investment in ICO Global Communications (Holdings) Limited (ICO) of $79 million. Segment profit before tax for the third quarter of 1998 was affected by a $13 million automotive restructuring charge.

In addition to the factors contributing to the increase in segment profit before tax for the third quarter 1999, net earnings also increased due to pension income related to LucasVarity of $38 million, gains on foreign currency hedges of $14 million and discontinuing the depreciation of assets of businesses held for sale of $15 million, which were partially offset by higher financing costs.

Financing costs for the third quarter 1999 were $161 million compared to $25 million for the third quarter 1998. The increase in financing costs was primarily due to the debt incurred for the purchase of LucasVarity as well as the amortization of fees incurred to secure committed credit facilities.

Sales for the nine months ended September 30, 1999 increased primarily due to the inclusion of LucasVarity sales of $3.3 billion. Segment profit before tax for the nine months ended September 30, 1999 increased primarily due to the inclusion of LucasVarity segment profit before tax of $242 million and gains on the sale of RFMD stock and a divestiture of $146 million, which were partially offset by the write-off of the Company's investment in ICO of $79 million, an increase in automotive restructuring charges of $56 million, losses on a commercial fixed-price contract and a capped cost reimbursable contract for the U.S. Army of $43 million, and the one-time noncash effect of the LucasVarity inventory writeup of $20 million.

Segment profit before tax for the nine months ended September 30, 1998 included a $49 million benefit from the settlement of certain patent litigation, offset by $41 million in charges for litigation, contract reserves and severance costs, and $13 million related to automotive restructuring charges.

Net earnings for the nine months ended September 30, 1999, decreased as the increase in segment profit before tax, the benefit of pension income related to LucasVarity of $75 million and the benefit related to discontinuing the depreciation of assets of businesses held for sale of $23 million were offset by an $85 million charge for purchased in-process research and development, higher financing costs, and losses on foreign currency hedges of $31 million.

Financing costs for the nine months ended September 30, 1999 were $370 million compared to $103 million for the nine months ended 1998. The increase in financing costs was primarily due to the debt incurred for the purchase of LucasVarity as well as the amortization of fees incurred to secure committed credit facilities.

The effective tax rate was 43.7 percent for the nine months ended September 30, 1999 compared to 36.5 percent in 1998. Excluding the write-off of purchased in-process research and development, which has no tax benefit, the effective tax rate would have been 36.5 percent for the nine months ended September 30, 1999.


Automotive Segments

Occupant Safety Systems

                                  Third quarter ended                                  Nine months ended
(In millions)                        September 30                                        September 30
                      --------------------------------------------     --------------------------------------------------
                                                          Percent                                               Percent
                        1999       1998      Change     Inc (Dec)          1999         1998      Change      Inc (Dec)
                        ----       ----      ------     ---------          ----         ----      ------      ---------
Sales                   $694       $710        $(16)        (2%)         $2,268       $2,245         $23            1%
Segment profit
  before income
  taxes                   45         45           -         (1%)            138          172         (34)         (20%)

Third quarter 1999 sales decreased primarily due to lower pricing of approximately $45 million and the effects of a strong U.S. dollar of approximately $23 million, offset in part by increased volume of approximately $42 million. Third quarter 1998 sales were affected by lower volume due to the General Motors strike.

Segment profit before tax remained constant in the third quarter of 1999 as lower pricing and production inefficiencies relating to the implementation of a new manufacturing system of $5 million were offset by cost reductions net of inflation of approximately $32 million and increased volume of approximately $7 million. Segment profit before tax for the third quarter 1998 was affected by automotive restructuring charges of $9 million.

Sales for the nine months ended September 30, 1999 increased primarily due to increased volume of $210 million which was offset in part by lower pricing of approximately $150 million and the effects of a strong U.S. dollar of approximately $40 million.

Segment profit before tax for the nine months ended September 30, 1999 decreased primarily due to lower pricing and production inefficiencies related to the implementation of a new manufacturing system and the startup and transfer of certain operations to lower-cost facilities in Mexico of approximately $25 million, which were offset in part by cost reductions net of inflation of approximately $110 million and increased volume of approximately $30 million.


Chassis Systems

                                  Third quarter ended                                  Nine months ended
(In millions)                        September 30                                        September 30
                      --------------------------------------------     --------------------------------------------------
                                                          Percent                                               Percent
                         1999      1998       Change     Inc (Dec)         1999         1998       Change      Inc (Dec)
                         ----      ----       ------     ---------         ----         ----       ------      ---------
Sales                  $1,436      $515         $921       179%          $3,588       $1,675       $1,913         114%
Segment profit
  before income
  taxes                    91        26           65       264%             195          108           87          81%

Third quarter 1999 sales increased due to the inclusion of LucasVarity sales of approximately $925 million, as higher volume of approximately $25 million was offset by the effects of a strong U.S. dollar of approximately $25 million. Segment profit before tax for the third quarter 1999 increased due to the inclusion of LucasVarity segment profit before tax of approximately $72 million which was partially offset by losses on new product introductions.

Sales for the nine months ended September 30, 1999 increased due to the inclusion of LucasVarity sales of approximately $2 billion, as higher volume of approximately $30 million was offset by the effects of a strong U.S. dollar of approximately $60 million.

Segment profit before tax for the nine months ended September 30, 1999 increased primarily due to the inclusion of LucasVarity segment profit before tax of approximately $176 million and cost reductions net of inflation of approximately $40 million, which were offset partially by the net effect of restructuring charges of $51 million, losses on new product introductions of approximately $25 million, the one-time noncash effect of the LucasVarity inventory write-up and lower pricing of approximately $16 million and $10 million, respectively.


Automotive Electronics

                                  Third quarter ended                                  Nine months ended
(In millions)                        September 30                                        September 30
                      --------------------------------------------     --------------------------------------------------
                                                          Percent                                               Percent
                        1999       1998       Change      Inc (Dec)         1999         1998      Change      Inc (Dec)
                        ----       ----       ------      ---------         ----         ----      ------      ---------
Sales                   $330       $266          $64         24%         $1,187         $846         $341          40%
Segment profit
  before income
  taxes                   30         16           14         89%             78           61           17          29%

Third quarter 1999 sales increased due to the inclusion of LucasVarity sales of approximately $50 million and higher volume of approximately $30 million. Segment profit before tax in the third quarter 1999 increased primarily due to cost reductions net of inflation of approximately $20 million and the inclusion of LucasVarity segment profit before tax of approximately $5 million which were partially offset by losses on new product introductions and lower pricing of approximately $10 million and $6 million, respectively.

Sales for the nine months ended September 30, 1999 increased primarily due to the inclusion of LucasVarity sales of approximately $290 million and higher volume of approximately $90 million.

Segment profit before tax for the nine months ended September 30, 1999 increased primarily due to cost reductions net of inflation of approximately $60 million and the inclusion of LucasVarity segment profit before tax of approximately $9 million which were offset in part by lower pricing of $25 million, unfavorable product mix including losses on new product introductions of approximately $20 million, net restructuring charges of $5 million and the one-time noncash effect of the LucasVarity inventory write-up of $4 million.


Other Automotive

                                  Third quarter ended                                  Nine months ended
(In millions)                        September 30                                        September 30
                      --------------------------------------------     --------------------------------------------------
                                                          Percent                                               Percent
                        1999       1998       Change     Inc (Dec)         1999         1998       Change      Inc (Dec)
                        ----       ----       ------     ---------         ----         ----       ------      ---------
Sales                   $477       $194         $283        146%         $1,152         $618         $534          86%
Segment profit
  before income
  taxes                   35         20           15         70%             85           68           17          24%

Third quarter 1999 sales increased due to the inclusion of LucasVarity sales of approximately $270 million and increased volume of approximately $25 million. Segment profit before tax in the third quarter 1999 increased primarily due to the inclusion of LucasVarity segment profit before tax of approximately $12 million.

Sales for the nine months ended September 30, 1999 increased primarily due to the inclusion of LucasVarity sales of approximately $500 million and higher volume of approximately $50 million.

Segment profit before tax for the nine months ended September 30, 1999 increased due to the inclusion of LucasVarity segment profit before tax of approximately $14 million.


Automotive Restructuring
------------------------

The automotive restructuring program is progressing. The Company closed an additional two plants in the third quarter bringing the total of closed plants to eight. An additional six plants which were previously announced for closure or sale are currently in-process of closure or sale. TRW has reduced employee headcount by more than 4,000 against a goal of 7,500. As to the elimination of suppliers, TRW has reduced the total supplier count by approximately 45 percent of the planned 4,500. In addition, on an annual basis, $70 million of the planned $75 million in selling, general, and administrative expense reductions has been achieved.

Aerospace & Information Systems Segments

Space & Electronics

                                   Third quarter ended                                 Nine months ended
(In millions)                         September 30                                       September 30
                      ----------------------------------------------    ------------------------------------------------
                                                            Percent                                             Percent
                        1999      1998        Change       Inc (Dec)        1999        1998       Change      Inc (Dec)
                        ----      ----        ------       ---------        ----        ----       ------      ---------
Sales                   $498      $474          $24            5%        $1,412      $1,495         $(83)          (6%)
Segment profit
  before income
  taxes                   17        60          (43)         (73%)          239         215           24           11%

Third quarter 1999 sales increased due to higher volume on core programs of approximately $35 million, and the startup in the commercial satellite communication line of business of approximately $25 million, which were offset in part by approximately $30 million of lower volume on contracts nearing completion or completed during the third quarter 1999.

Segment profit before tax decreased in the third quarter 1999 due to the write-off of the Company's investment in ICO of $79 million, offset in part by gains of $17 million from the sale of RFMD stock and improved program performance of approximately $15 million.

Sales for the nine months ended September 30, 1999 decreased primarily due to lower volume on contracts nearing completion or completed during the nine months ended September 30, 1999 of approximately $120 million and termination of SBIRS-Low contract of approximately $65 million which were offset in part by higher volume on core programs and the startup in the commercial satellite communication line of business of approximately $65 million and $25 million, respectively.

Segment profit before tax for the nine months ended September 30, 1999 increased primarily due to a gain of $140 million related to RFMD which was partially offset by $11 million of charges for a capped cost reimbursable contract for the U.S. Army and the write-off of the Company's investment in ICO of $79 million. In addition, segment profit before tax for the first nine months of 1998 included a $49 million benefit from the settlement of certain patent litigation, offset in part by a $15 million charge for litigation.


Systems & Information Technology

                                   Third quarter ended                                Nine months ended
(In millions)                         September 30                                      September 30
                      ----------------------------------------------    ----------------------------------------------
                                                            Percent                                            Percent
                        1999       1998        Change      Inc (Dec)        1999        1998      Change      Inc (Dec)
                        ----       ----        ------      ---------        ----        ----      ------      ---------
Sales                   $745       $677           $68          10%       $2,155      $2,080         $75           4%
Segment profit
  before income
  taxes                   54         52             2           4%          112         134         (22)        (16%)

Third quarter 1999 sales increased primarily due to new business and higher volume on an existing space and missile systems contract of $30 million and $33 million, respectively.

Segment profit before tax for the third quarter 1999 increased slightly as profits on new business, the higher volume on an existing space and missile systems contract and a gain on a divestiture of a business of approximately $5 million were partially offset by performance on commercial programs of approximately $6 million.

Sales for the nine months ended September 30, 1999 increased primarily due to new business and higher volume on an existing space and missile systems contract of approximately $85 million and $120 million, respectively, offset in part by a contract modification announced in 1998 and lower volume on contracts nearing completion or completed during the nine months ended September 30, 1999 of approximately $57 million and $100 million, respectively.

Segment profit before tax for the nine months ended September 30, 1999 decreased due to the charge of $33 million for a commercial fixed-price contract and the effect of lower volume and performance on commercial programs of approximately $7 million and $10 million, respectively, offset in part by the effect of new business of approximately $4 million and higher volume on an existing space and missile systems contract.

Segment profit before tax for the nine months ended September 30, 1998 included charges of $26 million for contract reserves and severance costs relating to the combination of TRW's systems integration business with BDM.


Aeronautical Systems


                             Third quarter ended          Nine months ended
(In millions)                    September 30               September 30
                            -----------------------    ------------------------

                                     1999                      1999
                                     ----                      ----

Sales                                $282                      $582
Segment profit
  before income
  taxes                                33                        65

Sales and segment profit before tax for the third quarter and nine months ended 1999 are attributable to the acquisition of LucasVarity.


ACQUISITIONS

LucasVarity
-----------
On March 25, 1999, TRW acquired LucasVarity for approximately $6.8 billion in cash. The acquisition was accounted for as a purchase. The adjusted preliminary purchase price allocation resulted in an $85 million charge to earnings, with no income tax benefit, for the fair value of acquired in-process research and development (IPR&D) that had not reached technological feasibility and had no future alternative use, $506 million for identified intangible assets including intellectual property and workforce, and incremental fair value adjustments of approximately $1.5 billion for a prepaid pension asset, primarily from an overfunded pension plan, $140 million for fixed assets and $30 million for inventory.

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


Astrolink LLC
-------------
On May 6, 1999, TRW announced that it will invest $250 million in Astrolink LLC, a strategic venture initiated by Lockheed Martin of which $83 million was invested in July 1999. In addition to TRW's investment, Lockheed Martin Global Telecommunications will invest $400 million and Telespazio, a Telecom Italia Group Company, will invest $250 million. With this funding, Astrolink will commence construction of a satellite-based network that will enable it to provide on-demand, wireless broadband data communication services on a global basis.

Astrolink will focus on the high growth area of broadband multimedia, offering high-speed, quality, flexible, global bandwidth-on-demand services to large corporate customers and other consumers. TRW will build Astrolink's satellite communication payloads, the heart of the Astrolink network. These payloads will be sophisticated, orbiting switches designed to receive data signals in individually addressed packets from multiple ground cells, route the data, and transmit the data to the appropriate ground cell based on the destination address. In addition, TRW's payloads will allow Astrolink to offer its customers "bandwidth-on-demand," the ability to use, and pay for, only the bandwidth they actually need, avoiding the higher cost of a dedicated connection with a fixed amount of bandwidth. TRW also has the opportunity to be an Astrolink service provider.

BDM International, Inc.
-----------------------
In December of 1997, TRW acquired BDM International, Inc., resulting in a charge for in-process research and development of $548 million. To date, several commercial projects, including the Web-enabled warehouse and distribution project, have been delayed about one year due to the following circumstances: competitive pressures in the information technology markets requiring different or added functionality; delay in industry standards to be enacted by third parties; change in internal project staffing; and increased focus on Year 2000 compliance by customers. The costs to complete the projects are substantially unchanged from the assumptions used in the valuation. The delays of the projects are not expected to affect materially TRW's expected investment returns.

TRW anticipates that these projects will be successfully developed; however, there can be no assurance that the products will be viable in the rapidly changing commercial marketplace. Any delay or cancellation of the projects would not have a material adverse impact on the results of operations or the financial condition of TRW.


LIQUIDITY AND FINANCIAL POSITION

In the first nine months of 1999, a net increase in debt of $5,935 million, cash flow provided by operating activities of $1,150 million and proceeds from divestitures of $157 million were used to fund acquisitions of $6,083 million, capital expenditures of $540 million, dividend payments of $120 million and other items of $288 million. As a result, cash and cash equivalents increased by $211 million.

Net debt (short-term debt, the current portion of long-term debt, long-term debt less cash and cash equivalents) was $8.8 billion at September 30, 1999, compared to $2.1 billion at December 31, 1998. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) was 81 percent at September 30, 1999, compared to 52 percent at December 31, 1998.

During the second quarter 1999, TRW refinanced short-term debt by issuing $2.4 billion of notes and debentures on May 26, 1999 with $400 million 6.5% Notes Due 2002, $700 million 6.625% Notes Due 2004, $750 million 7.125% Notes Due 2009, and $550 million 7.75% Debentures Due 2029. An additional $1.0 billion of notes were issued on June 18, 1999 with $575 million Floating Rate Notes due 2000, based on a three-month LIBOR, and $425 million 6.45% Notes due 2001. The Company's effective obligation on the $425 million 6.45% Notes due 2001 was simultaneously changed to a floating rate based on a three-month LIBOR through the execution of a $425 million interest rate swap.

During the third quarter 1999, TRW refinanced commercial paper by entering into an $100 million debt agreement due September 2000. The interest rate under the agreement is a floating rate based on a three-month LIBOR.

At September 30, 1999, $1.1 billion of short-term obligations were reclassified to long-term obligations as TRW intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

TRW received fully underwritten financing for the acquisition of LucasVarity in the form of a $7.4 billion two-tranche credit agreement with 59 banks. Tranche one of $3.7 billion expires December 31, 1999 and the second tranche of $3.7 billion expires January 26, 2000 with an option to extend the maturity of up to $2.0 billion of borrowings to January 26, 2001. The interest rates under the agreement are the prime rate and a rate based on a London Interbank Offered Rate. Issuance of long-term debt securities in the public or private capital markets and the net proceeds from divestitures, among other items, reduce the amount of the commitments by 100 percent under tranche one until it is zero and then by 50 percent under tranche two, with a maximum reduction under tranche two of $1.7 billion. At September 30, 1999, there were no outstanding borrowings under this agreement and tranche one had been reduced by $3.5 billion due to the issuance of long-term debt to approximately $200 million. The Company's available commitments under tranche two remain at $3.7 billion.

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

No securities were issued under the Company's existing Universal Shelf Registration Statement during the first nine months of 1999, with $841 million remaining available. The Company filed a new Universal Shelf Registration Statement on October 15, 1999, for an additional $1.7 billion.

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

On May 17, 1999, TRW announced that it will divest its engine businesses, which consist of TRW Engine Components and Lucas Diesel Systems operations; TRW Nelson Stud Welding; and the LucasVarity Wiring companies. The estimated net proceeds from these divestitures are expected to be $1.2 to $1.5 billion. TRW has established a goal of reducing its net debt by approximately $2.5 billion, including the effects of these divestitures, by year-end 2000. Additional debt reduction will be accomplished through operating cash flow, working capital improvements, disposal of non-revenue producing assets and management of expenditures.

At September 30, 1999, the Company had a working capital deficiency of approximately $2.3 billion primarily due to the issuance of debt incurred to purchase LucasVarity. Management believes that sufficient resources, in the form of funds generated by operations and existing borrowing capacity, are available to maintain liquidity.

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

The general phases of the compliance program are Project Start-up; Inventory and Assessment; Conversion, Upgrade and Renovation; Validation, including testing; and Implementation. All phases are essentially complete, except for certain Y2K upgrades for nonmaterial and low priority items. The phases of the Y2K Compliance Program for the critical systems, along with corresponding percentage-of-completion, are shown below:

--------------------------------------------------------------------------------
PHASE                                                PERCENTAGE-OF-COMPLETION
--------------------------------------------------------------------------------
Project Startup                                      100
--------------------------------------------------------------------------------
Inventory and Assessment                             100
--------------------------------------------------------------------------------
Conversion, Upgrade and Renovation                   100
--------------------------------------------------------------------------------
Validation                                           100
--------------------------------------------------------------------------------
Implementation                                       100
--------------------------------------------------------------------------------

Although all phases of the critical Y2K compliance program are essentially complete, TRW will continue to evaluate and prepare critical contingency plans throughout 1999 for new suppliers and/or service providers or if new information becomes available.

Project Startup covers establishment of the Y2K Program Office and establishing the budget and resources required for the Program. During the Inventory and Assessment phase, inventory lists were created for each area, such as the factory floor, end user systems, technical infrastructure, suppliers and service providers, and assessed as to whether there was a potential Y2K issue or not. Conversion, upgrade and renovation is the remediation phase. During this phase, non-compliant systems were upgraded, converted to new systems or modified to bring them into compliance. Validation is the testing phase where changes, upgrades or new systems were tested to validate their Y2K compliance. In addition, mission critical compliant systems were tested to validate that they are Y2K compliant. Implementation is the installation of the upgraded, renovated or new system into production.

The internal computer systems are comprised of engineering and research and development facilities, business computer systems, end user systems and technical infrastructure. The Company estimates that 100 percent of TRW's and LucasVarity's internal computer systems are Y2K compliant for mission critical systems. Any remaining activities are driven by customer changes or continuing updates to reflect vendor Y2K upgrades. The majority of critical contingency plans for these systems were developed during the second quarter 1999, with the remainder completed during the third quarter 1999. These contingency plans include, but are not limited to, performing backups of mission critical computer systems, printing hard copies of key databases or reports or running key processes in December, where feasible.

The factory floor systems are comprised of manufacturing and warehousing equipment. The Company estimates that 100 percent of TRW's and LucasVarity's critical factory floor systems are Y2K compliant. The majority of critical contingency plans for these systems were developed during the second quarter 1999 with the remainder completed during the third quarter 1999. Any uncertainty was managed through extensive testing of factory floor systems and contingency planning. Mission critical factory floor systems with a clock function have been tested for Year 2000 compliance. For critical machines, contingency plans have been developed that identify workarounds for the specific production line so that production schedules can be maintained. These contingency plans include, but are not limited to, manually setting the clock, expertise on-call, or utilizing another line or machine to produce the products.

The Company is continuing to evaluate Y2K issues associated with suppliers to TRW's Automotive business by working with the Automotive Industries Action Group
(AIAG), which consists of several of TRW's largest automotive customers and suppliers. The AIAG sent self-assessment surveys to approximately 15,000 TRW suppliers. The Company continues to evaluate the criticality of suppliers and has reduced its estimated critical suppliers to TRW's automotive business from 3,900 to 3,000. The Company has validated the critical suppliers' state of Y2K readiness and evaluated the risk to the Company by reviewing the self-assessment surveys and by conducting telephone surveys or on-site visits for selected critical suppliers. The Company has developed 100 percent of contingency plans for critical suppliers and service providers. Although the planned effort has been completed, the Company will continue this activity throughout 1999, as new providers are added or if new information becomes available. Contingency plans consist of, but are not limited to, identifying and qualifying alternate sources or the provision of buffer stock. The contingency plan is tailored to the specific supplier or service provider situation, in response to the Company's review of their Y2K readiness.

Y2K certification requests were sent to approximately 8,200 suppliers and service providers to TRW's aerospace and information systems businesses, of which about 1,200 are considered critical. All of these critical suppliers have certified Y2K compliance. Contingency plans were developed during the second quarter and will continue to be prepared throughout 1999 for new suppliers/service providers or if new information becomes available. Contingency plans for TRW's aerospace and information systems businesses are focused on critical suppliers and service providers completing their Y2K readiness activities in the fourth quarter 1999. For critical suppliers and/or service providers where orders or services are anticipated during the first quarter of 2000, contingency plans such as, but not limited to, ordering supplies for late 1999 delivery, stocking additional consumables, qualifying alternate sources and/or holding buffer stock are in process.

LucasVarity continues to evaluate the criticality of its suppliers as new suppliers and/or service providers are added or if new information becomes available and has reduced its estimated critical suppliers list from 5,500 to 4,400 of its automotive and aerospace suppliers and service providers. Each critical supplier and service provider has been contacted and their state of Y2K readiness validated. As a result of these assessments, any suppliers and service providers categorized as a high-risk to the Company's flow of products and services have an appropriate and formal contingency plan established and agreed to between the two parties. These contingency plans include, but are not limited to, identifying and qualifying alternate sources and the provision of buffer stock.

The Company has assessed the products of the existing TRW automotive business and determined that there should be no Y2K issues. Also, LucasVarity has assessed its automotive and aerospace products and determined that there should be no Y2K issues.

Contracts entered into by TRW's aerospace and information systems businesses after January 1, 1996 and contract modifications entered into after January 1, 1996 that add major scope to earlier contracts have been assessed. The Company continues to review and refine the contracts identified as having Y2K impacts. The Company has determined that approximately 400 contracts have Y2K impacts. The remediation and validation has been completed, except where work continues in accordance with customer mandated schedules on a small number of contracts. The Company expects renovations and critical contingency planning to be performed throughout 1999.

Although the program is essentially complete, the Company is continuing to monitor and assess possible Y2K issues, using formal program reviews to assess progress and initiate required actions. As required to address these issues, contingency plans have been prepared, updated and implemented as necessary to address the risks identified. Contingency plans are being developed for each unit. The contingency plan is specific to the business scenarios, local situation and risks as seen by the specific unit. The contingency plans include, but are not limited to, ensuring that backups of mission critical computer systems are performed; printing hardcopies of key databases or reports; running key processes in December, where feasible; and identifying workarounds for producing products, if a factory floor system should fail, as well as other scenarios.

The Company has identified the most likely risks of Y2K noncompliance as the risk that key suppliers will not be Y2K compliant and the risk that aerospace and information systems' contracts will have unanticipated Y2K-related issues. In addition, the Company relies on Year 2000 compliance information from other third party, governmental (federal, state, international and local) or domestic and overseas agencies, particularly concerning a country's infrastructure. There continues to be a risk associated with infrastructure Y2K readiness for some countries, in spite of the efforts on the Company's part. Due to the general uncertainty inherent in the Y2K problem, the Company is unable to determine at this time whether the consequences of Y2K compliance failures will have a material effect on the Company's results of operations or financial condition. In addition, the Company does not have control over service providers and as a result cannot currently estimate to what extent future operating results may be adversely affected by the failure of these service providers to address their Y2K issues successfully.

The total cost of the Company's Y2K compliance program, including the cost of LucasVarity from the date of acquisition, is estimated to be $171 million and includes $85 million for capitalizable costs and $86 million of costs that are being expensed as incurred. The Company has expensed approximately $72 million to date, including $3 million relating to LucasVarity. The Company expects to expense an additional $6 million throughout the remainder of 1999 and $8 million in 2000. The Company does not anticipate that the overall costs of the Company's Y2K compliance program will have a material effect on the Company's financial results or financial condition.

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


Forward-Looking Statements

Statements in this filing that are not statements of historical fact may be forward-looking statements. In addition, from time to time, TRW and its representatives make statements that may be forward-looking. All forward-looking statements involve risks and uncertainties. This section provides readers with cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause TRW's actual results to differ materially from those contained in forward-looking statements made in this filing or otherwise made by, or on behalf of, TRW.

The following are some of the factors that could cause actual results to differ materially from estimates contained in TRW's forward-looking statements:

Our consolidated results could be affected by: unanticipated events and circumstances that may occur and render TRW's acquisition of LucasVarity less beneficial to TRW than anticipated; intense competition in our markets that make it impossible to guarantee that we will achieve the expected financial and operating results and synergies from the acquisition of LucasVarity; the ability of TRW to integrate LucasVarity into its operations and thereby achieve the anticipated cost savings and be in a position to take advantage of potential growth opportunities; the ability to continue technical innovation and the development of and demand for new products and contract awards; pricing pressures from customers; the ability to reduce the level of outstanding debt from cash flow from operations and the proceeds from dispositions planned in our automotive business; the ability to effectively implement the company-wide Y2K compliance program in accordance with the estimated timetable and costs described herein and the preparedness of our critical suppliers; the introduction of competing products or technology by competitors; the availability of funding for research and development; the ability to meet performance and delivery requirements on systems for customers; the economic, regulatory and political instability of Brazil, Asia and certain emerging countries; and the ability to attract and retain skilled employees with high-level technical competencies.

Our automotive business also could be affected by: the ability to effectively implement the Company's automotive restructuring program and improve automotive margins; changes in consumer debt levels and interest rates; the cyclical nature of the automotive industry; moderation or decline in the automobile build rate; work stoppages; customer recall and warranty claims; product liability issues; and changes to the regulatory environment regarding automotive safety.

Our aerospace and information systems business also could be affected by: the level of defense funding by the government; the termination of existing government contracts; and the ability to develop and market products and services for customers outside of the traditional aerospace and information systems markets.

The above list of important factors is not exclusive. We caution that any forward-looking statement reflects only the beliefs of TRW or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

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

Based on TRW's interest rate exposure on variable rate borrowings at September 30, 1999, a one-percentage-point increase in the average interest rate on TRW's variable rate borrowings would increase future interest expense by approximately $4 million per month.

Based on TRW's exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at September 30, 1999, a 10 percent uniform weakening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a $20 million loss in fair value.

Based on TRW's interest rate exposure with regard to the interest rate swap outstanding at September 30, 1999, a 10 percent increase of the fixed interest rate component of the swap at September 30, 1999 would result in a $4 million loss in fair value.

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

Refer to the "Foreign Exchange Contracts" and the "Interest Rate Swap Agreements" footnotes in the Notes to Financial Statements for further discussion of derivative instruments as of September 30, 1999.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

During 1996, the United States Department of Justice, or the DOJ, advised the Company that it had been named as a defendant in two lawsuits brought by Richard
D. Bagley, a former employee of the Company's former Space & Technology Group, and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, Bagley filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and certain additional allegations. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, Bagley withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to Bagley's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations contained therein. At the same time, the Company filed counterclaims against both Bagley and the federal government. On July 20, 1998, both Bagley and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against Bagley and the federal government and took under advisement Bagley's motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company's subcontracts. On August 6, 1999, the Government filed its Second Amended Complaint, which incorporated vouchers, progress payment requests, and invoices submitted by TRW to higher tier Government contractors among the class of allegedly false claims challenged by the Government. On September 29, 1999, Bagley filed his Second Amended Complaint, which incorporated subcontracts performed by TRW for higher tier Government contractors among the class of contracts under which allegedly false claims were presented, and added allegations relating to certain of Bagley's pre-existing claims. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.

On July 21, 1997, the United States Environmental Protection Agency, or EPA, issued a notice of violation to the Company under the Clean Air Act with respect to air emissions at the former Izumi Industries, Corporation, Inc. facility in Yaphank, New York. TRW acquired this facility in November 1996. The EPA informed TRW that the New York State Department of Environmental Conservation, or DEC, would be the lead agency in this action. On August 15, 1997, the DEC commenced an administrative enforcement action against the Company under the New York Environmental Conservation Law with respect to such emissions. On September 11, 1997, the Company agreed to an Order of Consent with the DEC, pursuant to which the Company has paid a $300,000 civil penalty to the DEC and has initiated certain specified actions to bring the facility into compliance with applicable regulatory standards relating to air emissions. These matters are not expected to have a material effect on TRW's financial position. On September 9, 1999, TRW settled its claims against Izumi Industries, Corporation, Inc. for, among other things, the costs arising from the Order of Consent.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

(a)      Exhibits:

         10(a)      Form of Non-Qualified Stock Option Agreement

         10(b)      Form of Transferable Non-Qualified Stock Option Agreement

         10(c)      Form of Stock Option Agreement Qualified Under the Laws of
                    France

         10(d) Employment Agreement by and between TRW Inc. and David M. Cote, dated as of November 11, 1999

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


                                     TRW Inc.



Date:  November 12, 1999             By: /s/ William B. Lawrence
                                         ------------------------------------
                                         William B. Lawrence
                                         Executive Vice President and Secretary


                                     By: /s/ Carl G. Miller
                                         ------------------------------------
                                         Carl G. Miller
                                         Executive Vice President
                                         and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number      Description
--------------      -----------

10(a)               Form of Non-Qualified Stock Option Agreement

10(b)               Form of Transferable Non-Qualified Stock Option Agreement

10(c)               Form of Stock Option Agreement Qualified Under the Laws of
                    France

10(d)               Employment Agreement by and between TRW Inc. and David M.
                    Cote, dated as of November 11, 1999

27                  Financial Data Schedule

99 Computation of Ratio of Earnings to Fixed Charges - Unaudited (Supplement to Exhibit 12 of the following Form S-3 Registration Statement of the Company: No. 333-48443, filed March 23, 1998)