Form 10-K405
period 1999-12-31
TRW INC
filed 2000-03-17
CIK 100030

                                                                   [LOGO OF TRW]



1999
SEC FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                         Commission file number 1-2384

                                   TRW Inc.
            (Exact name of registrant as specified in its charter)

                  Ohio                                  34-0575430
     (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                        No.)

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

                                                                 Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $6,539,816,584 as of March 1, 2000. This amount was computed on the basis of the closing price of the registrant's voting securities included in the NYSE-Composite Transactions report for such date, as published in the Midwest edition of The Wall Street Journal.

As of March 1, 2000 there were 122,273,759 shares of TRW Common Stock, $0.625 par value, outstanding.

The following documents have been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement dated March 17, 2000                          Part III
TRW Annual Report to Security Holders for the year ended          Parts I, II
December 31, 1999                                                 and IV

                                    TRW INC.

                                    INDEX TO

                           ANNUAL REPORT ON FORM 10-K

                        FOR YEAR ENDED DECEMBER 31, 1999

                                                                           Page
                                                                           ----
 Part I
 ------

 Item 1.  Business......................................................     1

 Item 2.  Properties....................................................    12

 Item 3.  Legal Proceedings.............................................    15

 Item 4.  Submission of Matters to a Vote of Security Holders...........    16

 Executive Officers of the Registrant....................................   17

 Part II
 -------

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
          Matters.......................................................    19

 Item 6.  Selected Financial Data.......................................    19

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.....................................    20

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....    20

 Item 8.  Financial Statements and Supplementary Data...................    20

 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure......................................    20

 Part III
 --------

 Item 10. Directors and Executive Officers of the Registrant............    20

 Item 11. Executive Compensation........................................    20

 Item 12. Security Ownership of Certain Beneficial Owners and
          Management....................................................    21

 Item 13. Certain Relationships and Related Transactions................    21

 Part IV
 -------

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...........................................................    21

                                    PART I

ITEM 1. BUSINESS.

                 INDUSTRY SEGMENTS AND PRODUCT CLASSIFICATIONS

TRW is an international company that provides advanced technology products and services. The principal businesses of TRW and its subsidiaries are the design, manufacture and sale of products and the performance of systems engineering, research and technical services for industry and the United States Government in the automotive and aerospace and information systems markets. TRW operates its business in the following seven operating segments:

 . Occupant Safety Systems;
 . Chassis Systems;
 . Automotive Electronics;
 . Other Automotive;
 . Space & Electronics;
 . Systems & Information Technology; and
 . Aeronautical Systems.

TRW was incorporated under the laws of Ohio on June 17, 1916. When used in this report, the terms "TRW" and the "Company" refer to TRW Inc. or to TRW Inc. and its subsidiaries.

Automotive

TRW's automotive businesses design, manufacture and sell a broad range of steering, suspension, braking, engine, safety, electronic, engineered fastening and other components and systems for passenger cars, light trucks and commercial vehicles through four operating segments. TRW sells the products included in these businesses primarily to automotive original equipment manufacturers. In addition, TRW sells its automotive components for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

Occupant Safety Systems

TRW's Occupant Safety Systems business focuses on the design, manufacture and sale of:

 . inflatable restraint systems, including complete air bag systems for driver, passenger, side-impact and rollover applications in cars and light trucks;
 . seat belt systems, including retractor and buckle assemblies, pyrotechnic retractor and buckle assemblies, energy management devices, height adjusters, seat integrated restraints and integrated child restraints; and
 . steering wheel systems, including steering wheel and air bag covers and a full range of steering wheels, from base wheels to top-of-the-line, that incorporate leather, wood, multifunctional switches and integral air bag modules.

TRW sells the products included in its Occupant Safety Systems business to major vehicle manufacturers worldwide.

Chassis Systems

TRW's Chassis Systems business focuses on the design, manufacture and sale of:

 . steering systems and components, including hydraulic and electrically assisted power and manual rack and pinion steering systems;
 . suspension components;
 . chassis modules and integrated vehicle control systems;
 . vehicle dynamic control systems, consisting of two-wheel and four-wheel anti-lock braking systems (ABS), ABS sensors and proportioning valves, traction control systems, vehicle stability management systems, electrohydraulic braking systems, electronic brake management systems and adaptive cruise control systems;
 . foundation brake systems, consisting of disc brake assemblies and components, drum brake assemblies and components, brake proportioning valves and wheel cylinders;
 . brake actuation systems, consisting of mechanically and electronically actuated boosters and master cylinders;
 . brake modules, consisting of front and rear corner modules, brake and axle modular assemblies and pedal box modules; and . aftermarket operations, including parts, service and technical and diagnostic support.

TRW sells the products included in its Chassis Systems business to major original equipment (OE) vehicle manufacturers worldwide and to their suppliers.

Automotive Electronics

TRW's Automotive Electronics business focuses on the design, manufacture and sale of:

 . safety electronics systems, including front and side air bag crash sensors, air bag diagnostic modules, vehicle rollover sensors, active safety products and "smart" restraint electronics;
 . access and security electronics systems, including remote keyless entry systems, integrated control units, body computers, advanced theft-deterrent and security systems, vehicle communications systems, tire pressure sensing, lock cylinders and key sets;
 . vehicle dynamics electronics, including antilock braking, electrically powered steering, electrically powered hydraulic steering and adaptive cruise control systems;
 . display and heating, ventilating and air conditioning electronics, including heating, ventilating and air conditioning controls and actuators, air vents, motors, instrument clusters, overhead consoles, panel controls and secondary displays;
 . power management controls, including fuse boxes, power supply, variable voltage systems and intelligent distribution systems;
 . man/machine interface controls and switches, including a wide array of automotive ergonomic applications such as steering column and wheel switches, rotary connectors, instrument panel switches, climate controls, rotary light switches, seat controls, window lift switches, convenience controllers, rain sensors, transmission switches and air bag disable switches;
 . engineered, plastic and metal fasteners and precision plastic moldings and assemblies; and
 . control systems, including rotary, linear and bi-directional actuators, packaged switches and variable reluctance sensors for automotive and industrial applications; silicon micro-machined die and pressure sensors for medical and automotive applications; rotary, linear and tilt position sensors for industrial applications; and silicone rubber keypads and switch assemblies for cellular phones and hand-held devices.

TRW sells the products included in its Automotive Electronics business primarily to major OE vehicle manufacturers worldwide and to their suppliers.

Other Automotive

TRW's Other Automotive businesses focus on the design, manufacture and sale of:

 . engine components and systems, including engine valves, valve cotters, valve rotators, valve stem guides, valve retaining caps, valve train systems and valve seat inserts; and
 . commercial steering systems and components, including integral power steering gears, power steering pumps, steering columns, intermediate steering shafts, steering cylinders, steering linkages, torque rods, tie rods, control rods, drag links, suspension ball joints, shifter linkages, pitman arms and ball sockets.

TRW sells its engine components and systems to major OE vehicle manufacturers worldwide and to their suppliers. TRW's commercial steering systems and components are sold to heavy duty vehicle manufacturers in North and South America, Europe and the Asia Pacific region.

Also included within TRW's Other Automotive segment in 1999 were its Lucas Diesel Systems, TRW Nelson Stud Welding and the LucasVarity wiring businesses. Lucas Diesel Systems designs, manufactures and sells diesel fuel injection equipment for automotive and industrial engines. The sale of Lucas Diesel was substantially completed on January 7, 2000. TRW Nelson Stud Welding designs, manufactures and sells stud welding systems and related stud fasteners to industrial, metal working, transportation and construction markets, as well as to automotive manufacturers, worldwide. In January 2000, the Company reached a definitive agreement to sell TRW Nelson Stud Welding. The transaction is expected to close by the end of the first quarter of 2000. The LucasVarity wiring businesses design, manufacture and sell wiring harnesses and components for automotive vehicle manufacturers. The sale of one of these businesses was completed during the fourth quarter of 1999 and the sale of the remaining business was completed during the first quarter of 2000.

Aerospace & Information Systems

TRW's aerospace and information systems businesses include: spacecraft systems and subsystems; electronic systems, equipment, components and services; systems integration, systems engineering services and software development; information technology systems and services; and aeronautical systems.

TRW sells and distributes its products and services in its aerospace and information systems businesses principally to the United States Government, agencies of the United States Government, state, local and foreign governments and international and commercial customers.

While classified projects are not discussed in this report, the operating results relating to classified projects are included in the Company's consolidated financial statements, and the business risks associated with these projects do not differ materially from those of other projects for the U.S. Government.

TRW also performs diverse testing and general research projects in many of the technical disciplines related to its aerospace and information systems products and services under both private and U.S. Government contracts.

Space & Electronics

TRW's Space & Electronics business focuses on the design and manufacture of:

 . spacecraft systems and subsystems;
 . electronic systems, including communication systems for space and defense; . commercial telecommunications products;
 . digital broadband space payloads;
 . space science instruments;
 . advanced avionics systems;
 . high energy laser systems; and
 . spacecraft products, including solar arrays and reflectors.

TRW's Space & Electronics business also offers systems engineering and advanced technology research and development services to its customers.

TRW's Space & Electronics business sells its products and services primarily to the U.S. Government for both military and civilian applications, as well as to international and commercial customers.

Systems & Information Technology

TRW's Systems & Information Technology business offers its customers systems engineering, systems integration, software development, modeling and simulation, test and evaluation, training and information technology for high technology systems, products and services in the fields of:

 . command and control;
 . strategic missiles;
 . missile and air defense;
 . airborne reconnaissance;
 . unmanned aerial vehicles;
 . intelligence management and processing;
 . earth observation;
 . nuclear waste management;
 . air traffic control;
 . counterterrorism;
 . security;
 . criminal justice;
 . health and human services;
 . integrated supply chain;
 . warehousing;
 . logistics;
 . tax; and
 . finance.

The programs and services offered by TRW's Systems & Information Technology business are sold to the U.S. Government and its agencies, state and local government agencies, foreign governments and commercial customers.

Aeronautical Systems

TRW's Aeronautical Systems business is comprised entirely of the former LucasVarity aerospace business, acquired in connection with TRW's acquisition of LucasVarity in March 1999.

TRW's Aeronautical Systems business designs and manufactures high integrity systems and equipment in the following product areas:

 . cargo systems;
 . engine controls;
 . flight controls;
 . power generation and management;
 . hoists and winches;
 . missile actuation; and
 . equipment services.

TRW sells its aeronautical systems to the world's major airlines and aircraft producers, as well as to the U.S. Government and international governments and agencies.

                              RESULTS BY SEGMENT

Reference is made to the information relating to the Company's industry segments, including sales, profit before taxes and segment assets attributable to each segment for each of the years 1997 through 1999, presented under the note entitled "Operating Segments" in the Notes to Financial Statements on pages 60 through 62 of the TRW 1999 Annual Report. This information is incorporated herein by reference.

                        FOREIGN AND DOMESTIC OPERATIONS

TRW manufactures products or has principal facilities in 29 countries throughout the world. TRW's operations outside the United States are in Argentina, Australia, Austria, Bahrain, Brazil, Canada, China, the Czech Republic, Egypt, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Oman, Poland, Portugal, Saudi Arabia, South Africa, South Korea, Spain, Taiwan, Thailand, Turkey and the United Kingdom. TRW also exports products manufactured by it in the United States. Such export sales accounted for:

 . 6 percent of total sales during 1999, or $1,039 million;
 . 6 percent of total sales during 1998, or $674 million; and . 7 percent of total sales during 1997, or $732 million.

TRW's foreign operations are subject to the usual risks that may affect such operations, including, among other things:

 . customary exchange controls and currency restrictions;
 . currency fluctuations and devaluations;
 . changes in local economic conditions;
 . exposure to possible expropriation or other government actions;
 . unsettled political conditions; and
 . foreign government-sponsored boycotts of the Company's products or services for noncommercial reasons.

Most of the identifiable assets associated with TRW's foreign operations are located in countries where the Company believes such risks to be minimal. In recent years, economic conditions in the Asia Pacific region and Latin America, primarily Brazil, have had a negative impact on the Company's operations. Future economic conditions in these regions could have continued unfavorable effects in 2000.

Reference is made to the information relating to the dollar amounts of sales and property, plant and equipment-net by geographic area for each of the years 1997 through 1999 presented under the note entitled "Operating Segments" in the Notes to Financial Statements on pages 60 through 62 of the TRW 1999 Annual Report. This information is incorporated herein by reference.

                                    GENERAL

Competition

TRW encounters intense competition in substantially all segments of its business. The Company's competitive position varies for its different products and services. However, TRW believes that it is a significant supplier of many of the products it manufactures and of many of the services it provides.

In the automotive businesses, competitors include independent suppliers of parts and components as well as the Company's original equipment customers, many of whom are integrated manufacturers who produce or could produce substantial portions of their requirements for parts and components internally. Some of the integrated manufacturers are becoming more aggressive in attempting to sell components to other automotive manufacturers and have or are considering spinning off all or a portion of their components operations which might also make such operations more aggressive competitors. Depending on the particular product, the number of the Company's competitors varies significantly and many of the products have high capital requirements and require high engineering content. In the automotive businesses and in the Aeronautical Systems business, the principal methods of competition are:

 . price;
 . engineering excellence;
 . product quality;
 . customer service;
 . delivery time; and
 . proprietary position.

TRW competes for contracts covering a variety of U.S. Government and commercial projects and programs in the Space & Electronics and Systems & Information Technology businesses of its aerospace and information systems business. Such competition is based primarily on:

 . technical ability;
 . product quality; and
 . price.

TRW's competitors for U.S. Government contracts typically are large, technically-competent firms with substantial assets, some of which have become considerably larger in recent years.

Customers

Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, represented the following percentages of TRW's total sales:

 . 25 percent for 1999, or $4,248 million;
 . 35 percent for 1998, or $4,119 million; and . 33 percent for 1997, or $3,523 million.

Sales, directly and indirectly, to the United States Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, represented the following percentages of the sales of the aerospace and information systems businesses:

                             Systems & Information
       Space & Electronics         Technology        Aeronautical Systems
      ---------------------- ---------------------- ----------------------
Year  Percent $(In millions) Percent $(In millions) Percent $(In millions)
----  ------- -------------- ------- -------------- ------- --------------
1999     31%      $1,748        43%      $2,438       1%         $51
1998     39%       1,804        49%       2,314       --          --
1997     50%       1,881        43%       1,641       --          --

As with all companies engaged in U.S. Government contracting, TRW is subject to certain unique business risks, including:

 . dependence on Congressional appropriations and administrative allotment of funds;
 . changes in U.S. Government policies that may reflect military and political developments;
 . time required for design and development;
 . significant changes in contract scheduling;
 . complexity of designs and the rapidity with which they become obsolete;
 . necessity of design improvements;
 . difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work; and . other factors characteristic of the industry.

United States Government contracting laws also provide that the United States Government is to do business only with responsible contractors. In this regard, the United States Department of Defense and other federal agencies have the authority, under certain circumstances, to suspend or debar a contractor or organizational parts of a contractor from further U.S. Government contracting for a certain period "to protect the Government's interest." Such action may be taken for, among other reasons, commission of fraud or a criminal offense in connection with a U.S. Government contract. A suspension may also be imposed if a contractor is indicted for such matters. In the event of any suspension or debarment, TRW's existing contracts would continue unless terminated or canceled by the U.S. Government under applicable contract provisions.

Other than the United States Government, TRW's largest customers (determined by including sales to their affiliates throughout the world but excluding sales to such customers or their affiliates that ultimately result in sales to the United States Government) are Ford Motor Company, DaimlerChrysler AG, General Motors Corporation and Volkswagen AG. Such sales by each of TRW's automotive segments to Ford, DaimlerChrysler, General Motors and Volkswagen, and their respective subsidiaries, accounted for the following percentages of the sales of each of the automotive segments:

Ford:

           Occupant Safety                         Automotive
Year           Systems         Chassis Systems     Electronics     Other Automotive
----       ---------------     ---------------     -----------     ----------------
1999             33%                 16%               11%                9%
1998             33%                 11%               14%                5%
1997             33%                 12%               15%                7%

DaimlerChrysler:

           Occupant Safety                         Automotive
Year           Systems         Chassis Systems     Electronics     Other Automotive
----       ---------------     ---------------     -----------     ----------------
1999             10%                 15%               19%                7%
1998              9%                 16%               21%                9%
1997/1/           4%                 13%               21%                --

General Motors:

           Occupant Safety                         Automotive
Year           Systems         Chassis Systems     Electronics     Other Automotive
----       ---------------     ---------------     -----------     ----------------
1999             10%                 12%               9%                 8%
1998             10%                  7%               7%                14%
1997              9%                  3%               6%                15%

Volkswagen:

           Occupant Safety                         Automotive
Year           Systems         Chassis Systems     Electronics     Other Automotive
----       ---------------     ---------------     -----------     ----------------
1999             14%                  9%                8%                4%
1998             16%                 12%               11%                8%
1997             12%                 13%                9%                9%

Such sales by TRW's automotive businesses to Ford and its subsidiaries accounted for the following percentages of TRW's total sales:

 . 13 percent for 1999, or $2,143 million;
 . 12 percent for 1998, or $1,423 million; and
 . 14 percent for 1997, or $1,469 million.
--------
/1/1997 sales to DaimlerChrysler pre-date the merger of Chrysler Corporation and DaimlerBenz AG and reflect only sales by TRW's automotive businesses to Chrysler Corporation.

Backlog

The backlog of orders for TRW's operations is estimated to have been approximately $7.2 billion at December 31, 1999 and $6.0 billion at December 31, 1998. Of those amounts, U.S. Government business, directly or indirectly, is estimated to have accounted for approximately $5.6 billion at December 31, 1999 and $5.1 billion at December 31, 1998, substantially all of which is related to the aerospace and information systems businesses. Reported backlog at December 31, 1999 and 1998 does not include approximately $5.2 billion and $5.8 billion, respectively, of negotiated and priced, but unexercised, options of the Company's customers to purchase products and services from TRW for defense and non-defense programs. The exercise of options is at the discretion of the customer and, in the case of U.S. Government contracts, is dependent on future government funding. Of the total backlog, 98 percent at December 31, 1999 and 96 percent at December 31, 1998 was attributable to the aerospace and information systems business. Of the backlog attributable to the aerospace and information systems business, the following percentages were attributable to each of the segments comprising that business:

                                                    Systems &
                   Space &                         Information                       Aeronautical
Year             Electronics                       Technology                          Systems
----             -----------                       -----------                       ------------
1999                 43%                               52%                                5%
1998                 47%                               53%                                --

The determination of TRW's backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature. A substantial portion of the variations in TRW's estimated backlog in recent years is attributable to the timing of the award and performance of U.S. Government and certain other contracts. Subject to various qualifications, including those set forth herein, and assuming no terminations, cancellations or changes and completion of orders in the normal course of business, TRW has estimated that approximately 54 percent of the December 31, 1999 backlog will be delivered in 2000, 32 percent in 2001 and 14 percent thereafter.

United States Government contracts and related customer orders generally may be terminated in whole or in part at the convenience of the United States Government whenever the United States Government believes that such termination would be in its best interest. Multi-year U.S. Government contracts and related orders may be canceled if funds for contract performance for any subsequent contract year become unavailable. If any of its U.S. Government contracts were terminated or canceled under these circumstances, TRW generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. Whether the occurrence of any such termination or cancellation would have an adverse effect on TRW would depend upon the particular contract and the circumstances of the termination or cancellation.

Backlog data and comparisons as of different dates may not be reliable indicators of either future sales or the ratio of future direct and indirect U.S. Government sales to other sales.

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

Research and Development

Research and development costs totaled:

 . $2,168 million in 1999;
 . $2,143 million in 1998; and
 . $2,146 million in 1997.

Of these amounts, customer-funded research and development was:

 . $1,249 million in 1999;
 . $1,425 million in 1998; and
 . $1,501 million in 1997.

Company-funded research and development costs, which included research and development for commercial products, independent research and development and bid and proposal work related to government products and services, totaled:

 . $609 million in 1999;
 . $522 million in 1998; and
 . $461 million in 1997.

A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts.

Company-funded product development costs, including engineering and field support for new customer requirements, were:

 . $310 million in 1999;
 . $196 million in 1998; and
 . $184 million in 1997.

The 1999 and 1997 research and development costs exclude the $85 million and $548 million charges for purchased in-process research and development associated with the acquisitions of LucasVarity plc and BDM International, Inc., respectively. Reference is made to the information concerning these charges in "Management's Discussion and Analysis of the Results of Operations and Financial Condition" under the caption "Acquisitions" on pages 33 through 35 of the TRW 1999 Annual Report and the note entitled "Acquisitions" in the Notes to Financial Statements on pages 48 through 50 of the TRW 1999 Annual Report. This information is incorporated herein by reference.

Employees

At December 31, 1999, TRW had approximately 122,000 employees, of whom approximately 45,000 were employed in the United States and 48,000 were employed in Europe.

Raw Materials and Supplies

Materials used by TRW include or contain:

 . steel                                   . sodium azide
 . aluminum                                . glass
 . carbon and plastic                      . ceramics
  materials                               . plastic powders and
 . stainless steel                           laminations
 . pig iron                                . synthetic rubber
 . ferro-chrome                            . paper
 . brass                                   . gold, silver, nickel, zinc and
 . copper                                    copper plating materials
 . tin                                     . electronics
 . platinum                                . friction materials
 . special alloys

TRW also purchases from suppliers various types of equipment and component parts that may include these materials. TRW's operations depend upon the ability of its suppliers of materials, equipment and component parts to meet performance and quality specifications and delivery schedules. In some cases, there are only a limited number of suppliers for a material or product due to the specialized nature of the item. Shortages of certain raw materials, equipment and component parts have existed in the past and may exist again in the future. TRW has taken a number of steps to protect against and to minimize the effect of such shortages. However, any future inability of TRW to obtain raw materials, equipment or component parts could have a material adverse effect on the Company. TRW's operations also depend on adequate supplies of energy. TRW has continued its programs to conserve energy used in its operations and has available alternative sources of energy.

Environmental Regulations

Federal, state and local requirements relating to the discharge of materials into the environment, or otherwise relating to the protection of the environment, have had, and will continue to have, an effect on TRW and its operations. TRW has made and continues to make expenditures for projects relating to the environment, including pollution control devices for new and existing facilities. TRW is conducting a number of environmental investigations and remedial actions at current and former TRW locations to comply with various federal, state and local laws and, along with other companies, has been named a potentially responsible party for certain waste management sites. Each of these matters is subject to various uncertainties, and some of these matters may be resolved unfavorably to TRW.

A reserve estimate reflecting cost ranges is established using standard engineering cost estimating techniques for each matter for which sufficient information is available. In the determination of cost ranges, the professional judgment of TRW's environmental engineers, in consultation with outside environmental specialists, when necessary, is considered. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 1999, TRW had reserves for environmental matters of $136 million, including $13 million of additional expense recorded during the year and $66 million of reserves relating to the LucasVarity acquisition. TRW aggressively pursues reimbursement for environmental costs from its insurance carriers. Insurance recoveries are recorded as a reduction of environmental costs when fixed and determinable.

TRW does not believe that compliance with environmental protection laws and regulations will have a material effect upon its capital expenditures or competitive position, and TRW's capital expenditures for environmental control facilities during 2000 and 2001 are not expected to be material to the Company. TRW believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on the Company's earnings. However, TRW cannot predict the effect on the Company's earnings of expenditures for aspects of certain matters for which there is insufficient information. See also "Legal Proceedings" on page 15 of this Annual Report on Form 10-K. In addition, TRW cannot predict the effect on the Company's earnings of compliance with environmental laws and regulations with respect to currently unknown environmental matters or the possible effect on the Company's earnings of compliance with environmental requirements imposed in the future.

Capital Expenditures -- Property, Plant and Equipment

During the five years ended December 31, 1999, TRW's capital expenditures and the net book value of its assets retired or sold were:

                                    Capital Expenditures
                                        (In Millions)            (In Millions)
                               ------------------------------- -----------------
                               Land, Buildings Machinery        Net Book Value
Year Ended                      and Leasehold     and          of Assets Retired
December 31,                    Improvements   Equipment Total      or Sold
------------                   --------------- --------- ----- -----------------
  1999........................       $98         $691    $789        $111
  1998........................        92          452     544          40
  1997........................        86          463     549          54
  1996........................        76          424     500          29
  1995........................        74          392     466          21

On a segment basis, capital expenditures during 1999 and 1998 were as follows:

                                                         Capital Expenditures
                                                             (In Millions)
                                                       -------------------------
                                                        Year Ended   Year Ended
                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
Occupant Safety Systems...............................     $118         $152
Chassis Systems.......................................      267          107
Automotive Electronics................................       84           86
Other Automotive......................................      126           45
Space & Electronics...................................       99          115
Systems & Information Technology......................       38           32
Aeronautical Systems..................................       55           --

Of total capital expenditures, 42 percent in 1999 and 52 percent in 1998 were invested in the United States.

ITEM 2. PROPERTIES.

TRW's operations include numerous manufacturing, research and development and warehousing facilities. TRW owns or leases principal facilities located in 25 states plus the District of Columbia in the United States and in 28 other countries. Approximately 46 percent of the principal domestic facilities are used by the automotive businesses, 52 percent are used by the aerospace and information systems businesses and 2 percent are used at the corporate level. The automotive businesses use a substantial majority of the foreign facilities.

Of the total number of principal facilities operated by TRW, approximately 56 percent of such facilities are owned, 35 percent are leased, 5 percent are held by joint ventures in which TRW has a majority interest and 4 percent are operated on property owned directly or indirectly by the U.S. Government. The Company owns its world headquarters in Lyndhurst, Ohio as well as the headquarters for its Space & Electronics segment in Redondo Beach, California, its Aeronautical Systems segment in Birmingham, England and its Occupant Safety Systems segment in Washington, Michigan.

The Company also owns, leases or operates on government-owned property, certain smaller research and development properties and administrative, marketing, sales and office facilities throughout the United States and in various parts of the world.

A summary of TRW's principal facilities, by segment, type of facility and geographic region, is set forth in the following tables. The multi-purpose facilities are listed under each category for which a portion of the square footage of that facility is used. For example, TRW's headquarters for its Space & Electronics segment in Redondo Beach, California is categorized as a manufacturing facility, a research and development facility and as office space, as significant portions of its square footage are utilized for each of these purposes. Additionally, where more than one segment utilizes a single facility, that facility will be categorized by the purposes for which it is used by each such segment. For example, TRW's Redondo Beach facility serves not only as the headquarters and a manufacturing and research and development facility for its Space & Electronics business but is also utilized by its Systems & Information Technology business as both office space and a research and development facility. As such, this facility will appear in the following tables under both Space & Electronics and Systems & Information Technology.

Automotive Segments

Occupant Safety Systems

                                               North          Asia
          Principal Use of Facility           America Europe Pacific Other Total
          -------------------------           ------- ------ ------- ----- -----
Research and Development.....................     2     --      --     --     2
Manufacturing................................    10     16       1      2    29
Warehouse....................................     2      1      --     --     3
Office.......................................     3     --      --     --     3
Total........................................    17     17       1      2    37

Chassis Systems

                                               North          Asia
          Principal Use of Facility           America Europe Pacific Other Total
          -------------------------           ------- ------ ------- ----- -----
Research and Development.....................     1     --      --     --     1
Manufacturing................................    22     28      10      7    67
Warehouse....................................     4      6      --      1    11
Office.......................................     2      2      --     --     4
Total........................................    29     36      10      8    83

Automotive Electronics

                                               North          Asia
          Principal Use of Facility           America Europe Pacific Other Total
          -------------------------           ------- ------ ------- ----- -----
Research and Development.....................     1      1      --      1     3
Manufacturing................................    14     20       4      1    39
Office.......................................     2     --      --     --     2
Total........................................    17     21       4      2    44

Other Automotive

                                               North          Asia
          Principal Use of Facility           America Europe Pacific Other Total
          -------------------------           ------- ------ ------- ----- -----
Research and Development.....................    --      1      --     --     1
Manufacturing................................     7      9       1      2    19
Warehouse....................................    --      1      --     --     1
Office.......................................     1     --      --     --     1
Total........................................     8     11       1      2    22

Aerospace & Information Systems Segments

Space & Electronics

                                               North          Asia
          Principal Use of Facility           America Europe Pacific Other Total
          -------------------------           ------- ------ ------- ----- -----
Research and Development.....................     4     --      --     --     4
Manufacturing................................     2     --      --     --     2
Warehouse....................................     1     --      --     --     1
Office.......................................     6     --      --     --     6
Total........................................    13     --      --     --    13

Systems & Information Technology

                                               North          Asia
          Principal Use of Facility           America Europe Pacific Other Total
          -------------------------           ------- ------ ------- ----- -----
Research and Development.....................     2     --      --     --     2
Warehouse....................................     5     --      --     --     5
Office.......................................    36      1      --      6    43
Total........................................    43      1      --      6    50

Aeronautical Systems

                                               North          Asia
          Principal Use of Facility           America Europe Pacific Other Total
          -------------------------           ------- ------ ------- ----- -----
Manufacturing................................     4     11      --     --    15
Office.......................................     4      3      --     --     7
Total........................................     8     14      --     --    22

In addition to the facilities set forth in the foregoing tables, TRW also maintains approximately eleven facilities that it utilizes as office space at the corporate level. Two of such facilities are located in North America, one in Europe and the remaining eight facilities are located in the Asia Pacific region.

In the opinion of management, the Company's facilities are generally well maintained and are suitable and adequate for their intended use.

For additional information concerning TRW's long-term rental obligations under operating leases, see the note entitled "Lease Commitments" in the Notes to Financial Statements on page 57 of the TRW 1999 Annual Report. This information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

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

TRW Vehicle Safety Systems Inc., a wholly-owned subsidiary of the Company, reported to the Arizona Department of Environmental Quality, or ADEQ, in 1997, potential violations of the Arizona hazardous waste law at its Queen Creek, Arizona facility for the possible failure to properly label and dispose of wastewater that might be classified as hazardous waste. ADEQ, the United States Environmental Protection Agency, the United States Department of Justice and the Arizona State Attorney General are conducting civil and criminal investigations into these potential violations and the Company is cooperating with these investigations. If proceedings were to be initiated against the Company with respect to such matters, the Company could be liable for penalties and fines and other relief. The Company is currently engaged in settlement discussions with state and federal officials. The Company is not able to predict the outcome of these discussions at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 1999.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages of and the positions and offices held by, each person designated an executive officer of the Company as of March 1, 2000, together with the offices held by each such person during the last five years, are listed below. Each executive officer is elected annually and, unless the executive officer resigns or terminates employment with the Company or is removed from office by action of the Company's Directors, will hold office for the ensuing year or until a successor is elected in accordance with the Company's Regulations.

                                  Positions and Business Experience
      Name       Age                 During the Past Five Years
      ----       ---              ---------------------------------
 J. T. Gorman    62  Chairman and Chief Executive Officer (1988 to the present)
                      and Director (1984 to the present)
 D. M. Cote      47  President and Chief Operating Officer and Director (1999
                      to the present)
                     Senior Vice President, General Electric Company and
                      President and Chief Executive Officer, GE Appliances
                      (1996 - 1999)
                     Vice President and General Manager, GE Silicones (1994 -
                       1996)
 T. W. Hannemann 57  Executive Vice President and General Manager, TRW Space &
                      Electronics (1993 to the present)
 H. V. Knicely   63  Executive Vice President, Human Resources and
                      Communications (1995 to the present)
                     Executive Vice President, Human Resources, Communications
                      & Information Resources (1989 - 1994)
 W. B. Lawrence  55  Executive Vice President, General Counsel and Secretary
                      (1997 to the present)
                     Executive Vice President, Planning, Development &
                      Government Affairs (1989 - 1997)
 W. K. Maciver   60  Executive Vice President and General Manager, TRW
                      Aeronautical Systems (1999 to the present)
                     Managing Director and President, Lucas Aerospace (1995 -
                       1999)
                     Managing Director, Lucas Braking Systems (1992 - 1995)
 C. G. Miller    57  Executive Vice President and Chief Financial Officer (1996
                      to the present)
                     Executive Vice President, Chief Financial Officer and
                      Controller (1996)
                     Vice President and Controller (1990 - 1996)
 P. A. Odeen     64  Executive Vice President, Washington Operations (2000 to
                      the present)
                     Executive Vice President and General Manager, TRW Systems
                      & Information Technology (1998 - 1999)
                     President, Chief Executive Officer and Director, BDM
                      International, Inc. (1992 - 1997)
 H. Pfannschmidt 52  Executive Vice President and General Manager, TRW
                      Automotive Electronics (1999 to the present)
                     Vice President and General Manager, TRW Automotive
                      Electronics (1999)
                     Vice President and Managing Director, TRW Inflatable
                      Restraint Systems (1997 - 1998)
                     Executive Vice President, Hella KG Hueck & Co. (1994 -
                       1997)

                                 Positions and Business Experience
      Name      Age                  During the Past Five Years
      ----      ---              ---------------------------------
 J. C. Plant    46  Executive Vice President and General Manager, TRW Chassis
                     Systems (1999 to the present)
                    Executive Vice President and General Manager, TRW
                     Automotive (1999)
                    President, LucasVarity Automotive (1998 - 1999)
                    Managing Director, Electrical and Electronic Division,
                     Lucas Automotive (1991 - 1998)
 J. S. Remick   61  Executive Vice President and General Manager, TRW Engine
                     Components & Commercial Steering Systems (1999 to the
                     present)
                    Executive Vice President and Acting General Manager, TRW
                     Automotive (1999)
                    Executive Vice President and General Manager, TRW Occupant
                     Restraint Systems Group (1996 - 1998)
                    Executive Vice President and General Manager, TRW Steering,
                     Suspension & Engine Group (1995 - 1996)
                    Vice President and Deputy General Manager, Automotive
                     Operations (1995)
                    Vice President and General Manager, TRW Steering &
                     Suspension Systems, North and South America (1991 - 1995)
 J. F. Smith    53  Executive Vice President and General Manager, TRW Occupant
                     Safety Systems (1999 to the present)
                    Vice President and General Manager, TRW Inflatable
                     Restraint Systems
                     (1989 - 1999)
 P. Staudhammer 66  Vice President, Science & Technology (1993 to the present)
 R. D. Sugar    51  President and Chief Operating Officer, TRW Aerospace &
                     Information Systems (1999 to the present)
                    Executive Vice President (1999)
                    Executive Vice President and General Manager, TRW
                     Automotive Electronics Group (1996 - 1998)
                    Executive Vice President and Chief Financial Officer
                     (1994 - 1996)
 D. C. Winter   51  Executive Vice President and General Manager, TRW Systems &
                     Information Technology (2000 to the present)
                    Vice President and Deputy General Manager for Group
                     Development, TRW Space & Electronics (1998 - 1999)
                    Vice President and General Manager of the Defense Systems
                     Division, TRW Space & Electronics Group (1990 - 1997)

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reference is made to the information set forth in the table presented under "Stock Prices and Dividends (Unaudited)" on page 64 of the TRW 1999 Annual Report, and to the information presented under the notes entitled "Debt and Credit Agreements" and "Events Subsequent to Date of Report of Independent Auditors (Unaudited)" in the Notes to Financial Statements on pages 56 and 57 and page 63, respectively, of the TRW 1999 Annual Report. The information contained in such table and the information contained in the second-to-last paragraph of text of the "Debt and Credit Agreements" note and in the last paragraph of the "Events Subsequent to Date of Report of Independent Auditors (Unaudited)" note to financial statements is incorporated herein by reference.

The Company's Common Stock is traded principally on the New York Stock Exchange and is also traded on the Chicago, Pacific, Philadelphia, London and Frankfurt exchanges.

On March 1, 2000, there were 23,062 shareholders of record of the Company's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

                                               Years Ended December 31,
                                         --------------------------------------
                                          1999    1998    1997     1996   1995
                                         ------- ------- -------  ------ ------
                                            (In Millions, Except Per Share
                                                       Amounts)
Sales................................... $16,969 $11,886 $10,831  $9,857 $9,568
Earnings(loss) from continuing
 operations.............................     469     477     (49)    182    395
Per share of Common Stock:
  Diluted earnings(loss) -- continuing
   operations...........................    3.80    3.83    (.40)   1.37   2.94
  Basic earnings(loss) -- continuing
   operations...........................    3.87    3.93    (.40)   1.41   3.02
Cash dividends declared.................    1.32    1.28    1.24    1.17   1.05
Total assets............................ 18, 266   7,340   6,410   5,899  5,670
Long-term debt..........................   5,369   1,353   1,117     458    539
Shares used in computing per share
 amounts:
  Diluted...............................   123.5   124.4   123.7   132.8  134.4
  Basic.................................   121.0   121.3   123.7   128.7  130.6

In 1999, earnings(loss) from continuing operations include an $85 million, $.69 per share, one-time noncash charge related to in-process research and development associated with the acquisition of LucasVarity.

In 1997, earnings(loss) from continuing operations include a $548 million, $4.43 per share, one-time noncash charge related to in-process research and development associated with the acquisition of BDM.

In 1996, the Company recorded special charges of $202 million after tax, $1.52 per share, primarily for actions taken, in part, to enhance the Company's competitiveness. Also during 1996, the Company applied the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," resulting in the recognition of $50 million after tax, $0.38 per share, of impairment losses which were primarily a result of technological changes and the decision to close certain facilities in its automotive business.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 27 through 39 of the TRW 1999 Annual Report. This information is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to the information presented under the heading "Management's Discussion and Analysis of the Results of Operations and Financial Condition" on pages 27 through 39 of the TRW 1999 Annual Report. Reference is also made to the information presented under the heading "Summary of Significant Accounting Policies" in the Notes to Financial Statements on pages 45 through 47 of the TRW 1999 Annual Report. This information is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the financial statements headed "Statements of Operations," "Balance Sheets," "Statements of Cash Flows" and "Statements of Changes in Shareholders' Investment," and the accompanying notes thereto, on pages 41 through 62 of the TRW 1999 Annual Report. Reference is also made to the information included in the table presented under the heading "Quarterly Financial Information (Unaudited)" on page 63 of the report. These statements, the accompanying notes and the table are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the information relating to TRW's Directors which is presented under the heading "Board of Directors" on pages 4 through 8 of the TRW Proxy Statement dated March 17, 2000, as filed with the Securities and Exchange Commission (the "TRW Proxy Statement"). Reference is made to the information relating to Section 16(a) compliance which is presented under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" on page 33 of the TRW Proxy Statement. This information is incorporated herein by reference.

See the information presented in Part I of this Report under the heading "Executive Officers of the Registrant" for information relating to TRW's executive officers.

ITEM 11. EXECUTIVE COMPENSATION.

Reference is made to the information presented under the heading "Compensation of Executive Officers" on pages 17 through 28 of the TRW Proxy Statement. Reference is also made to the information presented under the heading "Director Compensation" on page 11 of the TRW Proxy Statement. This information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the information presented under the heading "Management Ownership of Shares" on page 16 of the TRW Proxy Statement. Reference is also made to the information presented under the caption "Outstanding Securities" on page 33 of the TRW Proxy Statement. This information is incorporated herein by reference.

There are no agreements or arrangements known to TRW that might, at a subsequent date, result in a change in control of TRW.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information presented under the heading "Director Compensation" on page 11 of the TRW Proxy Statement. This information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

  (1) Financial Statements

   The following financial statements of the registrant and its subsidiaries included in the TRW 1999 Annual Report are incorporated herein by reference:

   Statements of Operations -- Years ended December 31, 1999, 1998 and 1997 (page 41)

   Balance Sheets -- December 31, 1999 and 1998 (page 42)

   Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997 (page 43)

   Statements of Changes in Shareholders' Investment -- Years ended December 31, 1999, 1998 and 1997 (page 44)

   Notes to Financial Statements -- (pages 45 - 62)

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

       4(a) Indenture between TRW Inc. and The Chase Manhattan Bank (National
            Association), as successor Trustee, dated as of May 1, 1986
            (Exhibit 2 to TRW Form 8-A Registration Statement dated July 3,
            1986, is incorporated herein by reference).

       4(b) First Supplemental Indenture between TRW Inc. and The Chase
            Manhattan Bank (National Association), as successor Trustee, dated as of July 26, 1989 (Exhibit 4(b) to TRW Form
            S-3 Registration Statement, File No. 33-30350, is incorporated herein by reference).

       4(c) Second Supplemental Indenture between TRW Inc. and The Chase
            Manhattan Bank, as successor Trustee, dated as of June 2, 1999
            (Exhibit 4(c) to TRW Registration Statement on Form S-4, filed July
            20, 1999, File No. 333-83227, is incorporated herein by reference).

       4(d) Third Supplemental Indenture between TRW Inc. and The Chase
            Manhattan Bank, as successor Trustee, dated as of June 2, 1999
            (Exhibit 4(d) to TRW Registration Statement on Form S-4, filed July
            20, 1999, File No. 333-83227, is incorporated herein by reference).

       4(e) Fourth Supplemental Indenture between TRW Inc. and The Chase
            Manhattan Bank, as successor Trustee, dated as of June 2, 1999
            (Exhibit 4(e) to TRW Registration Statement on Form S-4, filed July
            20, 1999, File No. 333-83227, is incorporated herein by reference).

       4(f) Fifth Supplemental Indenture between TRW Inc. and The Chase
            Manhattan Bank, as successor Trustee, dated as of June 2, 1999
            (Exhibit 4(f) to TRW Registration Statement on Form S-4, filed July
            20, 1999, File No. 333-83227, is incorporated herein by reference).

       4(g) Sixth Supplemental Indenture between TRW Inc. and The Chase
            Manhattan Bank, as successor Trustee, dated as of June 2, 1999
            (Exhibit 4(g) to TRW Registration Statement on Form S-4, filed July
            20, 1999, File No. 333-83227, is incorporated herein by reference).

       4(h) Distribution Agreement, dated April 13, 1998, between TRW Inc. and each of Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co. and
            J.P. Morgan Securities Inc., regarding $1,000,000,000 Medium-Term
            Notes, Series D, due nine months or more from the date of issuance
            (Exhibit 1 to TRW Inc.'s Current Report on Form 8-K dated April 13,
            1998, is incorporated herein by reference).

       4(i) Form of Medium Term Note, Series D (Exhibit 4 to TRW Inc.'s Current
            Report on Form 8-K dated April 13, 1998, is incorporated herein by reference).

       4(j) Registration Rights Agreement, dated May 26, 1999, among TRW and
            Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and
            Salomon Smith Barney Inc., as representatives of the initial purchasers (Exhibit 4(m) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

       4(k) Registration Rights Agreement, dated June 23, 1999, among TRW and
            Goldman, Sachs & Co., as representative of the initial purchasers
            (Exhibit 4(n) to TRW Registration Statement on Form S-4, filed July
            20, 1999, File No. 333-83227, is incorporated herein by reference).

       4(l) Distribution Agreement, dated November 17, 1999, between TRW Inc.
            and each of Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co.
            and J.P. Morgan Securities Inc., regarding $2,500,000,000 Medium-
            Term Notes, Series E, due nine months or more from the date of issue (Exhibit 1 to TRW Inc.'s Current Report on Form 8-K dated
            November 18, 1999, is incorporated herein by reference).

       4(m) Form of Medium Term Note, Series E (Exhibit 2 to TRW Inc.'s Current
            Report on Form 8-K dated November 18, 1999, is incorporated herein by reference).

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

     *10(g) 1997 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 12, 1997, is incorporated herein by reference).

     *10(h) Amendment dated as of December 9, 1998 to 1997 TRW Long-Term
            Incentive Plan (Exhibit 10(h) to TRW Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference).

     *10(i) Form of Nonqualified Stock Option Agreement.

     *10(j) Form of Transferable Nonqualified Stock Option Agreement.

     *10(k) Form of Director Transferable Nonqualified Stock Option Agreement
            (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended
            December 31, 1997, is incorporated herein by reference).

     *10(l) Form of Stock Option Agreement Qualified under the laws of France.

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

     *10(o) Amendment to the TRW Directors' Pension Plan (as Amended and
            Restated Effective August 1, 1990) effective June 30, 1997 (Exhibit
            10(n) to TRW Annual Report on Form
            10-K for the year ended December 31, 1997, is incorporated herein by reference).

     *10(p) Form of Amended and Restated Employment Continuation Agreements with executive officers (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

     *10(q)  TRW Inc. Deferred Compensation Plan (as Amended and Restated
             Effective January 1, 1999) (Exhibit 10(r) to TRW Annual Report on
             Form 10-K for the year ended December 31, 1998, is incorporated herein by reference).

     *10(r)  TRW Benefits Equalization Plan (as Amended and Restated Effective
             January 1, 1999) (Exhibit 10(s) to TRW Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference).

     *10(s)  TRW Supplementary Retirement Income Plan (as Amended and Restated
             Effective January 1, 1999) (Exhibit 10(t) to TRW Annual Report on
             Form 10-K for the year ended December 31, 1998, is incorporated herein by reference).

     *10(t)  TRW Inc. Key Executive Life Insurance Plan dated as of February 7,
             1996 (Exhibit 10(v) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

     *10(u)  TRW Inc. Financial Counseling Program (Exhibit 10(w) to TRW Annual
             Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

     *10(v)  Consulting Agreement dated September 18, 1997 between TRW Inc. and
             G. H. Heilmeier (Exhibit 10(b) to TRW Quarterly Report on Form 10-
             Q for the quarter ended September 30, 1997, is incorporated herein by reference).

     *10(w)  Amendment dated December 7, 1999 to Consulting Agreement dated
             September 18, 1997, between TRW Inc. and G.H. Heilmeier.

     *10(x) Letter Agreement, dated April 28, 1999, between TRW and Carl Hahn regarding services as an Advisory Director of TRW (Exhibit 10(c) to TRW Quarterly Report on Form 10-Q for the quarter ended June
             30, 1999, is incorporated herein by reference).

     *10(y)  TRW Inc. Stock Plan for Non-Employee Directors (as Amended and
             Restated Effective August 1, 1995) (Exhibit 10.1 to TRW Quarterly
             Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference).

     *10(z)  Employment Agreement dated as of November 20, 1997 between TRW
             Inc. and Philip A. Odeen (Exhibit 10(ff) to TRW Annual Report on
             Form 10-K for the year ended December 31, 1997, is incorporated herein by reference).

     *10(aa) Letter Agreement between TRW Inc. and Peter S. Hellman (Exhibit
             10.3 to the TRW Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, is incorporated herein by reference).

     *10(bb) Employment Agreement by and between TRW Inc. and David M. Cote, dated as of November 11, 1999 (Exhibit 10(d) to the TRW Quarterly
             Report on Form 10-Q for the quarter ended September 30, 1999, is incorporated herein by reference).

     *10(cc) Form of 1998-2000 Strategic Incentive Program Grant.

      10(dd) Five-Year Credit Agreement dated as of January 25, 2000 among TRW
             Inc., the lenders party thereto, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as
             London Agent and Salomon Smith Barney Inc. as Syndication Agent.

      10(ee) 364-Day Credit Agreement dated as of January 25, 2000 among TRW
             Inc., the lenders party thereto, the Chase Manhattan Bank as Administrative Agent and Salomon Smith Barney Inc. as Syndication
             Agent.

     10(ff) Purchase Agreement, dated May 26, 1999, between TRW and Morgan
            Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Salomon
            Smith Barney Inc., as representatives of the initial purchasers named therein (Exhibit 10(a) to TRW Quarterly Report on Form
            10-Q for the quarter ended June 30, 1999, is incorporated herein by reference).

     10(gg) Purchase Agreement, dated June 18, 1999, between TRW and Goldman,
            Sachs & Co., as representative of the initial purchasers named therein (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference).

     12     Computation of Ratio of Earnings to Fixed Charges -- Unaudited
            (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-83227 on Form S-4, No. 333-89133 on Form S-
            3 and No. 333-48443 on Form S-3).

     13 Portions of the TRW Annual Report to Security Holders for the year ended December 31, 1999, incorporated herein by reference.

     21     Subsidiaries of the Registrant.

     23(a)  Consent of Independent Auditors.

     23(b) Consent of Independent Auditors (with respect to financial statements of The TRW Canada Stock Savings Plan).

     24     Power of Attorney.

     27     Financial Data Schedule.

     99(a) Financial Statements of The TRW Canada Stock Savings Plan for the year ended December 31, 1999.

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

(b) Reports on Form 8-K

    Current report on Form 8-K, dated November 12, 1999, as to the election of David M. Cote as President, Chief Operating Officer and a Director.

    Current Report on Form 8-K, dated November 12, 1999, as to the Company's new segment reporting procedures.

    Current Report on Form 8-K, dated November 12, 1999, attaching certain unaudited pro forma and balance sheet information related to the acquisition of LucasVarity.

    Current Report on Form 8-K, dated November 18, 1999, as to the issuance of Medium Term Notes.

    Current Report on Form 8-K, dated November 23, 1999, as to the sale of Lucas Diesel Systems.

    Current Report on Form 8-K, dated December 10, 1999, as to the discontinuation of the MARC product and the Cybershield software security product line.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRW Inc.

Date: March 17, 2000
                                                 /s/ William B. Lawrence
                                          By __________________________________
                                                  William B. Lawrence,
                                            Executive Vice President, General
                                                  Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                         Date
      ---------                      -----                         ----

   J. T. GORMAN*    Chairman of the Board, Chief Executive
                    Officer and Director

   D. M. COTE*      President, Chief Operating Officer and
                    Director

   C. G. MILLER*    Executive Vice President and Chief
                    Financial Officer

   T. A. CONNELL*   Vice President and Corporate Controller

   M. H. ARMACOST*  Director

   M. FELDSTEIN*    Director

   R. M. GATES*     Director

   G. H. HEILMEIER* Director                                  March 17, 2000

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

                                                                 March 17, 2000

          /s/ William B. Lawrence
*By _______________________________________
   William B. Lawrence, Attorney-in-fact

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Shareholders and Directors, TRW Inc.

We have audited the consolidated financial statements of TRW Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of TRW Inc. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Ernst & Young LLP
Cleveland, Ohio
January 21, 2000