Form 10-Q
period 2000-03-31
TRW INC
filed 2000-05-04
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to _____

                          Commission file number 1-2384
                                                 ---------

                                    TRW Inc.
                                ---------------
             (Exact name of registrant as specified in its charter)

                        Ohio                         34-0575430
             --------------------------------------------------------
             (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)       Identification No.)


                    1900 Richmond Road, Cleveland, Ohio 44124
                    -----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (216) 291-7000
                        ------------------------------
              (Registrant's telephone number, including area code)


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

               As of May 1, 2000, there were 123,338,771 shares of TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


Statements of Operations (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------
                                                               Quarter ended
                                                                  March 31

In millions except per share data                             2000         1999
--------------------------------------------------------------------------------
Sales                                                      $ 4,565      $ 3,097
Cost of sales                                                3,806        2,650
--------------------------------------------------------------------------------
Gross profit                                                   759          447

Administrative and selling expenses                            303          184
Research and development expenses                              114          112
Purchased in-process research and development                    -           85
Interest expense                                               136           43
Amortization of goodwill and intangible assets                  32           12
Other (income)expense-net                                     (167)           4
--------------------------------------------------------------------------------
Earnings before income taxes                                   341            7
Income taxes                                                   132           35
--------------------------------------------------------------------------------
Net earnings(loss)                                         $   209      $   (28)
--------------------------------------------------------------------------------
Per share of common stock
  Diluted earnings(loss) per share                         $  1.68      $  (.24)
  Basic earnings(loss) per share                              1.71         (.24)
  Dividends declared                                           .00          .00
--------------------------------------------------------------------------------
Shares used in computing per share amounts
  Diluted                                                    124.7        120.1
  Basic                                                      122.3        120.1
--------------------------------------------------------------------------------


Balance Sheets (unaudited)
TRW Inc. and subsidiaries
------------------------------------------------------------------------------------------------------------
                                                                        March 31           December 31
In millions                                                                 2000                  1999
------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                           $   261               $   228
     Accounts receivable                                                   2,737                 2,480
     Inventories                                                             978                 1,039
     Prepaid expenses                                                        204                   202
     Net assets of acquired businesses held for sale                           -                   827
     Deferred income taxes                                                   403                   423
------------------------------------------------------------------------------------------------------------
Total current assets                                                       4,583                 5,199

Property, plant and equipment-on the basis of cost                         7,925                 8,026
     Less accumulated depreciation and amortization                        4,150                 4,132
------------------------------------------------------------------------------------------------------------
Total property, plant and equipment-net                                    3,775                 3,894

Intangible assets
     Goodwill                                                              3,756                 3,743
     Other intangible assets                                                 954                   948
------------------------------------------------------------------------------------------------------------
                                                                           4,710                 4,691
     Less accumulated amortization                                           391                   360
------------------------------------------------------------------------------------------------------------
Total intangible assets-net                                                4,319                 4,331

Investments in affiliated companies                                        1,838                 1,185
Other notes and accounts receivable                                          244                   257
Prepaid pension cost                                                       2,908                 2,876
Other assets                                                                 590                   524
------------------------------------------------------------------------------------------------------------
                                                                         $18,257               $18,266
------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                                     $ 1,326               $ 2,444
     Trade accounts payable                                                1,652                 1,638
     Current portion of long-term debt                                       756                   758
     Other current liabilities                                             2,094                 1,889
------------------------------------------------------------------------------------------------------------
Total current liabilities                                                  5,828                 6,729

Long-term liabilities                                                      2,177                 1,991
Long-term debt                                                             5,338                 5,369
Deferred income taxes                                                      1,569                 1,352
Minority interests in subsidiaries                                           117                   113

Capital stock                                                                 77                    76
Other capital                                                                469                   465
Retained earnings                                                          2,520                 2,312
Treasury shares-cost in excess of par value                                 (513)                 (549)
Accumulated other comprehensive income(loss)                                 675                   408
------------------------------------------------------------------------------------------------------------
Total shareholders' investment                                             3,228                 2,712
------------------------------------------------------------------------------------------------------------
                                                                         $18,257               $18,266
------------------------------------------------------------------------------------------------------------


Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
------------------------------------------------------------------------------------------------------------
                                                                              Quarter ended
                                                                                March 31

In millions                                                              2000                 1999
------------------------------------------------------------------------------------------------------------
Operating activities
Net earnings(loss)                                                   $    209               $  (28)
Adjustments to reconcile net earnings(loss) to net cash
  provided by(used in) operating activities:
     Purchased in-process research and development                          -                   85
     Gains on sale of nonoperating assets                                (174)                 (15)
     Pension income                                                       (66)                   -
     Depreciation and amortization                                        212                  142
     Deferred income taxes                                                 42                    2
     Other-net                                                             15                  (43)
Changes in assets and liabilities, net of effects of
   businesses acquired or sold:
     Accounts receivable                                                 (313)                (255)
     Inventories                                                           30                   24
     Trade accounts payable                                                50                   (9)
     Prepaid expenses and other liabilities                               (17)                 (32)
     Other-net                                                             14                   (5)
------------------------------------------------------------------------------------------------------------
Net cash provided by(used in) operating activities                          2                 (134)
------------------------------------------------------------------------------------------------------------

Investing activities
Acquisitions, net of cash acquired                                          -                  (36)
Capital expenditures including other intangibles                         (153)                (111)
Purchase of LucasVarity plc shares                                          -                 (519)
Net proceeds from divestitures                                          1,351                   17
Other-net                                                                 (67)                 (17)
------------------------------------------------------------------------------------------------------------
Net cash provided by(used in) investing activities                      1,131                 (666)
------------------------------------------------------------------------------------------------------------

Financing activities
Increase(decrease) in short-term debt                                    (622)                 705
Proceeds from debt in excess of 90 days                                   449                  524
Principal payments on debt in excess of 90 days                          (972)                (180)
Dividends paid                                                            (41)                 (40)
Other-net                                                                  36                    1
------------------------------------------------------------------------------------------------------------
Net cash (used in)provided by financing activities                     (1,150)               1,010
------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash flows                              50                   (9)
------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                      33                  201
Acquired cash and cash equivalents of LucasVarity                           -                  774
Cash and cash equivalents at beginning of quarter                         228                   83
------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of quarter                          $    261               $1,058
------------------------------------------------------------------------------------------------------------


Results by Operating Segments (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------
                                                                            Quarter ended
                                                                               March 31

In millions                                                             2000               1999
--------------------------------------------------------------------------------------------------------
Sales
   Occupant Safety Systems                                            $  760             $  796
   Chassis Systems                                                     1,528                614
   Automotive Electronics                                                472                317
   Other Automotive                                                      275                238
   Space & Electronics                                                   486                461
   Systems & Information Technology                                      774                653
   Aeronautical Systems                                                  270                 18
--------------------------------------------------------------------------------------------------------
Sales                                                                 $4,565             $3,097
--------------------------------------------------------------------------------------------------------

Profit before taxes
   Occupant Safety Systems                                            $   14             $   53
   Chassis Systems                                                        79                 35
   Automotive Electronics                                                 32                 22
   Other Automotive                                                       59                 26
   Space & Electronics                                                   227                 83
   Systems & Information Technology                                       47                  6
   Aeronautical Systems                                                   27                  2
--------------------------------------------------------------------------------------------------------
                                                                         485                227

Purchased in-process research and development                              -                (85)
Corporate expense and other                                              (64)               (81)
Pension income                                                            57                  -
Financing costs                                                         (137)               (54)
--------------------------------------------------------------------------------------------------------
Earnings before income taxes                                          $  341             $    7
--------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
(unaudited)


PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company and its subsidiaries. Investments in affiliated companies are accounted for by the equity or cost method as appropriate. The consolidated financial statements reflect the allocation of the purchase price for LucasVarity Limited (LucasVarity), formerly known as LucasVarity plc, and the consolidated results of LucasVarity's operations and cash flows subsequent to the date of acquisition, March 25, 1999.


ACQUISITION

On March 25, 1999 the Company acquired LucasVarity for approximately $6.8 billion in cash and assumed debt. The transaction was accounted for as a purchase. Assets and liabilities have been recorded based on their respective fair values. The purchase price allocation resulted in an $85 million charge to earnings, with no income tax benefit, for the fair value of acquired in-process research and development that had not reached technological feasibility and had no future alternative use and $517 million for identifiable intangible assets including intellectual property and workforce. The purchase price allocation also included incremental fair value adjustments of approximately $1.5 billion for prepaid pension cost, primarily from an overfunded pension plan, $200 million for the valuation of fixed rate debt and the write-up of inventory of $30 million and fixed assets of $137 million.

Total restructuring costs for the automotive, aerospace and corporate LucasVarity businesses, primarily severance, recorded in the purchase price allocation were $108 million, of which $29 million was paid in 1999 and $5 million was paid in the first quarter of 2000. The balance of $74 million is expected to be paid during 2000 and the first quarter of 2001.

The final allocation of the purchase price is summarized as follows:

(In millions)
-------------------------------------------------------------------------
Cash purchase price                                             $ 6,715

Cash and cash equivalents                                           781
Accounts receivable                                                 883
Inventory                                                           529
Net assets of businesses held for sale                              872
Prepaid expenses                                                    137
Current deferred income taxes                                       105
Property, plant and equipment                                     1,248
Intangible assets                                                   517
Prepaid pension costs                                             2,399
Other assets                                                        523
-------------------------------------------------------------------------
                                                                  7,994

Accounts payable                                                   (700)
Other accruals                                                   (1,235)
Debt                                                               (877)
Long-term liabilities                                              (790)
Long-term deferred income taxes                                    (701)
-------------------------------------------------------------------------
                                                                 (4,303)

Minority interest                                                   (28)

Purchased in-process research and development                        85
-------------------------------------------------------------------------
Goodwill                                                        $ 2,967
-------------------------------------------------------------------------

Goodwill is being amortized on a straight-line basis over 40 years. Identifiable intangible assets are being amortized on a straight-line basis over useful lives ranging from 5 to 30 years.

The following pro forma financial information for the quarter ended March 31, 1999, assumes the LucasVarity acquisition occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, write-off of purchased in-process research and development, incremental pension income and related income tax effects. The pro forma results have been prepared for informational purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of LucasVarity been affected on the date indicated. The consolidated statement of operations for the quarter ended March 31, 2000, reflects LucasVarity's operations for the entire quarter.

                                                               Quarter ended
(In millions except per share data)                           March 31, 1999
-----------------------------------------------------------------------------
Sales                                                               $4,723
Net earnings                                                           103
Diluted earnings per share                                            0.84
-----------------------------------------------------------------------------


RESTRUCTURING

On July 29, 1998, the Company announced actions intended to enhance the legacy TRW automotive businesses' profit margin, which would result in pre-tax charges of up to $150 million by the end of 2000. Legacy TRW automotive refers to the Company's automotive businesses prior to the acquisition of LucasVarity. To date, the Company has recorded restructuring expenses of $119 million, of which $15 million was recorded for the quarter ended March 31, 2000. Other accruals at March 31, 2000 and December 31, 1999 include $33 million and $35 million, respectively, relating to these costs. During the first quarter of 2000, $4 million was used for severance payments and $13 million was used for plant closings and asset impairments. The balance of $33 million will be used primarily for severance costs and plant closings during 2000 and the first quarter of 2001.


FORWARD EXCHANGE CONTRACTS

The Company enters into forward exchange contracts that hedge firm foreign currency commitments, anticipated transactions and certain intercompany transactions. At March 31, 2000, the Company had contracts outstanding with a notional amount of $1 billion denominated principally in the U.S. dollar, the Euro, the Canadian dollar, the French franc and the British pound, maturing at various dates through January 2007.

The combined fair market value of the forward exchange contracts was an asset of approximately $64 million at March 31, 2000. The fair market value of forward contracts at December 31, 1999 was $75 million. Changes in market value of the contracts that hedge firm foreign currency commitments and intercompany transactions are generally included in the basis of the transactions. Changes in the market value of the contracts that hedge anticipated transactions are generally recognized in earnings.

Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and the Company anticipates that these financial institutions will satisfy their obligations under the contracts.

INTEREST RATE SWAP AGREEMENTS

In addition to the $525 million interest rate swaps outstanding at December 31, 1999 of which $100 million is forward starting, the Company entered into four $50 million forward-starting fixed interest rate swaps as a hedge of future long-term debt issuance during the first quarter of 2000. The fair market value of the total interest rate swap agreements is a liability of approximately $5 million at March 31, 2000. Net payments or receipts under the agreements will be recognized as an adjustment to interest expense. The agreements were entered into with major financial institutions. The Company anticipates that the financial institutions will satisfy their obligations under the agreements. No collateral is held in relation to the agreements.


FORWARD SALE AGREEMENTS

During the first quarter of 2000, the Company monetized 2 million shares of its holdings in RF Micro Devices, Inc. (RFMD) through the execution of three forward sale agreements maturing in February 2003, August 2003 and February 2004. The Company received cash proceeds of $168 million in consideration for its agreement to deliver up to 2 million shares of RFMD common stock, in the aggregate, upon maturity of the contracts. The actual number of shares to be delivered upon maturity of each agreement will be determined on the basis of a formula set forth in the agreements, comparing the average closing price of the shares for the five trading days preceding the maturity date to the floor price per share. The proceeds from the transactions were used to pay down short-term debt. The up-front proceeds were reduced by a discount of approximately $48 million and will be amortized as interest expense using the effective interest rate method over the life of the agreements. Through the setting of a floor and ceiling price, the forward sales agreements eliminate the Company's exposure to downside market risk, and at the same time, enable the Company to retain potential market appreciation up to the respective ceiling price. Certain terms of the agreements are summarized below:

                                     February         August        February
                                         2003           2003            2004
                                    Agreement      Agreement       Agreement
--------------------------------------------------------------------------------
Number of shares                      666,667        666,667         666,666
Floor price per share                    $108           $108            $108
Ceiling price per share                   158            172             187
Up-front proceeds as a
percent of floor price                    80%            78%             75%
--------------------------------------------------------------------------------


The investment in RFMD and the monetization liability are carried at fair market value. Changes in fair market value of the Company's shares of RFMD, including the 2 million shares monetized, which are limited to changes in stock price between the floor and ceiling, are recorded in the Other Comprehensive Income(Loss) component of Shareholders' Investment.

Also during the first quarter of 2000, the Company sold 2.2 million shares of RFMD common stock for $181 million. At March 31, 2000, the Company owned approximately 11.9 million shares, including the 2 million shares the Company pledged to secure its obligations under the forward sales agreements. The fair value of the Company's investment in RFMD at March 31, 2000 was approximately $1.6 billion and has been reflected in the balance sheet of the Company in investments in affiliated companies.

COMPREHENSIVE INCOME(LOSS)

The components of comprehensive income(loss), net of related tax, for the first quarter of 2000 and 1999 are as follows:


                                                          Quarter ended
(In millions)                                                March 31
                                                -------------------------------
                                                     2000              1999
                                                     ----              ----
Net earnings(loss)                                   $209            $  (28)
Foreign currency translation adjustments             (153)             (124)
Unrealized gains(losses) on securities                420               (11)
                                                     ----             -----
Comprehensive income(loss)                           $476            $ (163)
                                                     ----             -----


The components of accumulated other comprehensive income(loss), net of tax, at March 31, 2000 and December 31, 1999 are as follows:

                                                 March 31       December 31
(In millions)                                        2000              1999
                                               --------------------------------

Foreign currency translation loss                 $  (329)          $  (176)
Unrealized gain on securities                       1,016               596
Minimum pension liability adjustments                 (12)              (12)
                                                  -------           -------
Accumulated other comprehensive income(loss)      $   675           $   408
                                                   ------            ------


DIVESTITURES

During the first quarter of 2000, the Company completed the disposition of Lucas Diesel Systems, the remaining LucasVarity wiring company and the Company's Nelson Stud Welding and Australian steering businesses. Sales of the divested businesses included in the Company's March 31, 2000 and 1999 Statements of Operations were approximately $56 million and $53 million, respectively. The Company's investment in the LucasVarity wiring company and Lucas Diesel Systems operations was included in the balance sheet caption "Net assets of acquired businesses held for sale" at December 31, 1999.


OPERATING SEGMENTS

The Company reports its businesses in seven operating segments. The Company's automotive businesses are reported as Occupant Safety Systems, Chassis Systems, Automotive Electronics and Other Automotive segments. The Company's aerospace and information systems' businesses are reported as Space & Electronics, Systems & Information Technology and Aeronautical Systems segments.

As a result of the dispositions of Lucas Diesel Systems, Nelson Stud Welding and the remaining LucasVarity wiring company, segment assets for the Other Automotive segment decreased by approximately $925 million in the quarter ended March 31, 2000.

Intersegment sales for each segment are as follows:

                                                       Quarter ended
(In millions)                                             March 31
                                              ------------------------------
                                                   2000              1999
                                                   ----              ----
Occupant Safety Systems                           $   1             $   1
Chassis Systems                                       5                 1
Automotive Electronics                               21                 7
Other Automotive                                      2                 1
Space & Electronics                                   9                 8
Systems & Information Technology                     31                52
Aeronautical Systems                                  -                 -

"Corporate expense and other" includes approximately $12 million of unrealized foreign exchange loss in the first quarter of 2000 and $50 million of realized foreign exchange loss related to the acquisition of LucasVarity in the first quarter of 1999.


INVENTORIES

Inventories consist of the following:
                                                   March 31       December 31
(In millions)                                          2000              1999
                                                -------------------------------

Finished products and work in process               $   590            $  612
Raw materials and supplies                              388               427
                                                     ------             -----
                                                    $   978            $1,039
                                                     ------             -----


LONG-TERM LIABILITIES

Long-term liabilities at March 31, 2000 and December 31, 1999, include $1,096 million and $1,141 million, respectively, relating to postretirement benefits other than pensions. The increase in long-term liabilities is primarily due to the monetization of 2 million shares of RFMD common stock of $168 million.


DEBT AND CREDIT AGREEMENTS

On January 25, 2000, the Company established two revolving credit agreements in an aggregate amount of $3.3 billion with 29 banks. The first agreement, in an amount of $2.3 billion, will expire on January 23, 2001 with an option to extend the maturity of outstanding borrowings at that time to January 23, 2002. The second agreement, in an amount of $1 billion, will expire on January 25, 2005. The interest rates under the agreements are either the prime rate or a rate based on the London Interbank Offered Rate (LIBOR), at the option of the Company. Also on January 25, 2000, the Company terminated previously existing revolving credit agreements in an aggregate amount of approximately $5 billion.

During the first quarter of 2000, the Company also completed the issuance utilizing the Universal Shelf Registration Statement of $300 million of medium term notes due March 2002. The proceeds of this offering were used to repay commercial paper. The interest rate is a floating rate based on a three-month LIBOR.

At March 31, 2000, $700 million of short-term obligations were reclassified to long-term obligations, as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its revolving credit agreements.

CAPITAL STOCK

On February 11, 2000, the Company redeemed the stock purchase rights issued pursuant to the Rights Agreement dated April 24, 1996. In redeeming the rights, the Company's Directors authorized a one-time payment to shareholders of $.005 per common share, which was paid on March 15, 2000, to shareholders of record on February 11, 2000.



OTHER (INCOME)EXPENSE-NET

Other (income)expense-net included the following:

(In millions)                                      Quarter ended
                                                      March 31
                                             -------------------------
                                                 2000          1999
                                                 ----          ----
Other income                                    $ (32)         $(23)
Other expense                                      43            21
Net gain on sale of assets                       (196)          (15)
(Earnings)loss of affiliates                        1           (31)
Foreign currency exchange                           9            49
Minority interests                                  8             3
                                                -----          ----
                                                $(167)         $  4
                                                -----          ----

The increase in other expense is primarily a result of reserves for claims and threatened litigation. During the first quarter of 2000, the sale of assets includes the sale of RFMD common stock and the Company's Nelson Stud Welding and Australian steering businesses.

During the first quarter of 1999, (earnings)loss of affiliates included a gain of $29 million from the issuance of stock by RFMD and foreign currency exchange included a $50 million nonrecurring before tax loss on foreign currency hedges related to the acquisition of LucasVarity.


SUPPLEMENTAL CASH FLOW INFORMATION

                                                           Quarter ended
(In millions)                                                 March 31
                                                 ------------------------------
                                                      2000              1999
                                                      ----              ----
Interest paid (net of amount capitalized)              $79               $47
Income taxes paid (net of refunds)                     $19               $33

For purposes of the Statements of Cash Flows, TRW considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

EARNINGS PER SHARE


                                                                                                  Quarter ended
(In millions except per share data)                                                                  March 31
                                                                                  ------------------------------------
                                                                                             2000              1999
                                                                                             ----              ----
NUMERATOR
  Net earnings(loss)                                                                      $209.3           $ (28.4)
  Preferred stock dividends                                                                   .2                .3
                                                                                           -----            ------
  Numerator for basic earnings per share--net earnings(loss)
    available to common shareholders                                                       209.1             (28.7)
  Effect of dilutive securities
    Preferred stock dividends                                                                 .2                 -
                                                                                           -----            ------
  Numerator for diluted earnings per share--
    net earnings(loss) available to common
    shareholders                                                                          $209.3           $ (28.7)
                                                                                           -----            ------

DENOMINATOR

  Denominator for basic earnings per share--
    weighted-average common shares                                                         122.3             120.1
  Effect of dilutive securities
    Convertible preferred stock                                                               .8                 -
    Employee stock options                                                                   1.6                 -
                                                                                           -----            ------
  Dilutive potential common shares                                                           2.4                 -
                                                                                           -----            ------
  Denominator for diluted earnings per share--
    adjusted weighted-average shares after
    assumed conversions                                                                    124.7             120.1
                                                                                           -----            ------

Basic earnings(loss) per share                                                           $  1.71          $  (0.24)
                                                                                           -----            ------
Diluted earnings(loss) per share                                                            1.68             (0.24)
                                                                                           -----            ------


NEW ACCOUNTING PRONOUNCEMENTS

During 1999, the Emerging Issues Task Force issued Abstract 99-5, "Accounting for Pre-Production Costs Related to Long-Term Supply Agreements." This abstract is effective for design and development costs incurred after December 31, 1999. The Company adopted the abstract on January 1, 2000. The adoption did not have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues and is effective July 1, 2000. The Company is currently assessing the impact SAB 101 will have on the Company's results of operations.


RECLASSIFICATIONS

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

CONTINGENCIES

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

On March 31, 2000, TRW Vehicle Safety Systems Inc. was served with a putative class action lawsuit filed in Maricopa County Superior Court in the State of Arizona. The lawsuit was filed on behalf of everyone living within a five-mile radius of the Company's airbag manufacturing plant in Mesa, Arizona. The lawsuit alleges that emissions from the plant have caused health problems for residents living near the plant and that the Company concealed information about the potential health risks of its emissions. The lawsuit also alleges that animals and plant life have been injured or destroyed through significant exposure to toxic emissions. Plaintiffs are asking the court to require the Company to institute medical monitoring for the claimants, to conduct various studies regarding, among other things, the risks of sodium azide, to cease operations that release toxic substances into the air and to create a supervised fund to pay for medical screening and monitoring. Plaintiffs are also seeking attorneys' fees and punitive damages. The Company believes there is no valid scientific basis for these claims and intends to defend itself vigorously. The Company is not able to predict the outcome of this lawsuit at this time.

During 1996, the Company was advised by the United States Department of Justice
(DOJ) that it had been named as a defendant in two lawsuits brought by a former employee of the Company's former Space & Technology Group and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, the former employee filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, the former employee withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to the former employee's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations against the Company contained therein. At the same time, the Company filed counterclaims against both the former employee and the federal government. On July 20, 1998, both the former employee and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against the former employee and the federal government and took under advisement the former employee's motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company's subcontracts. On August 6, 1999, the Government filed its Second Amended Complaint, which incorporated vouchers, progress payment requests, and invoices submitted by the Company to higher tier Government contractors among the class of allegedly false claims challenged by the Government. On September 29, 1999, the former employee filed his Second Amended Complaint, which incorporated subcontracts performed by the Company for higher tier Government contractors among the class of contracts under which allegedly false claims were presented, and added allegations relating to certain of the former employee's pre-existing claims. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.


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

Ernst & Young LLP, the Company's independent auditors, have performed a review of the unaudited interim consolidated financial statements included herein, and their review report thereon accompanies this filing.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Audit Committee of the
Board of Directors
TRW Inc.

We have reviewed the accompanying unaudited balance sheet of TRW Inc. and subsidiaries as of March 31, 2000, and the related unaudited statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999, included in the Form 10-Q of TRW Inc. for the quarterly period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TRW Inc. as of December 31, 1999, and the related statements of operations, cash flows, and changes in shareholders' investment for the year then ended not presented herein, and in our report dated January 21, 2000, we expressed an unqualified opinion on those financial statements. Those financial statements and our report on them are included in the Form 10-K of TRW Inc. for the year ended December 31, 1999. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, included in the Form 10-Q of TRW Inc. for the quarterly period ended March 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




/s/ Ernst & Young LLP

Cleveland, Ohio
April 19, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(In millions except per share data)

                                                    Quarter ended
                                                       March 31
                                        ------------------------------------------
                                                                          Percent
                                          2000       1999      Change    Inc (Dec)
                                          ----       ----      ------    ---------
Sales                                   $4,565     $3,097      $1,468          47%
Profit before taxes                        485        227         258         113%
Net earnings(loss)                         209        (28)        237
Diluted earnings(loss) per share          1.68      (0.24)       1.92
Effective tax rate                       38.6%     504.6%

The first quarter 2000 sales rose 47 percent to $4.6 billion compared with 1999 sales of $3.1 billion, primarily due to the acquisition of LucasVarity. Excluding LucasVarity, first quarter sales increased 5% compared to 1999. Net earnings and diluted earnings per share for the first quarter 2000 were $209 million, or $1.68 per share, compared with a net loss of $28 million, or $0.24 loss per share, in 1999.

For the first quarter 2000, unusual items resulted in net earnings of $57.2 million, or $0.46 per share. The unusual items for the first quarter 2000 included $126 million, or $1.02 per share, of gains from asset sales, including sales of shares of RF Micro Devices, Inc. (RFMD) common stock and of the Company's Nelson Stud Welding and Australian steering businesses, offset in part by a $49 million charge, or $0.40 per share, for warranty reserves, claims, and threatened litigation, a $12 million charge, or $0.09 per share, for severance and plant closing costs for the automotive restructuring program and an $8 million charge, or $0.07 per share, primarily for unrealized losses on foreign currency hedges.

For the first quarter 1999, unusual items resulted in a net loss of $133 million, or $1.10 loss per share. The unusual items for the first quarter 1999 included $85 million, or $0.71 per share, for a one-time noncash charge, with no income tax benefit, related to in-process research and development associated with the LucasVarity acquisition, $41 million, or $0.34 per share, for expenses related to the acquisition of LucasVarity, $28 million, or $0.23 per share, for losses on fixed-price contracts, and $7 million, or $0.06 per share, for severance and plant closing costs for the automotive restructuring program, offset in part by $28 million, or $0.24 per share, from gains on sales of shares of RFMD common stock.

Gross profit of $759 million in the first quarter of 2000 increased 70 percent from $447 million in 1999 primarily due to the acquisition of LucasVarity. Gross profit, as a percentage of sales, was 16.6 percent for the first quarter 2000, compared to 14.4 percent in the first quarter 1999. Gross profit in 2000 included automotive restructuring expenses of $11 million and unusual items, including warranty reserves, claims, and threatened litigation, of $40 million. In addition, pension income from an overfunded pension plan added $66 million to gross profit in 2000. Gross profit in the first quarter of 1999 included automotive restructuring expenses of $9 million and unusual items relating to losses on fixed-price contracts of $43 million.

Administrative and selling expenses of $303 million in the first quarter 2000 increased $119 million from $184 million in 1999 primarily due to the acquisition of the LucasVarity businesses, which added $110 million.

Research and development expenses of $114 million in the first quarter 2000 were slightly higher than $112 million in 1999, as the increase of $30 million due to the addition of LucasVarity businesses was offset primarily by a decrease due to a major aerospace and information systems commercial program which is now in production.

Interest expense of $136 million in the first quarter 2000 increased $93 million from $43 million in 1999, primarily due to interest on the debt associated with the acquisition of LucasVarity.

Amortization of goodwill and intangible assets was $32 million in the first quarter 2000 and $12 million in 1999. The increase of $20 million from 1999 to 2000 primarily resulted from the amortization of intangibles associated with the acquisition of LucasVarity.

Other (income)expense-net was income of $167 million in the first quarter 2000 and expense of $4 million in 1999. Included in 2000 were the following items: gains on asset sales, primarily related to sales of shares of RFMD common stock, of $196 million, partially offset by unusual items of $37 million including claims and threatened litigation and foreign exchange losses.

The effective income tax rate was 38.6 percent in the first quarter of 2000 compared with 504.6 percent in the first quarter of 1999. Excluding the in-process research and development charges, with no income tax benefit, the effective income tax rate would have been 38.4 percent in the first quarter of 1999.

AUTOMOTIVE SEGMENTS

Occupant Safety Systems

                                           Quarter ended
(In millions)                                March 31
                             ----------------------------------------------
                                                                   Percent
                             2000         1999       Change      Inc (Dec)
                             ----         ----       ------      ---------

Sales                        $760         $796       $  (36)          (4%)
Profit before taxes            14           53          (39)         (74%)

Sales for the first quarter of 2000 of $760 million decreased $36 million from $796 million in 1999, as increased volume of approximately $49 million was offset by lower pricing and the effects of a strong U.S. dollar of approximately $43 million and $44 million, respectively.

Profit before taxes for the first quarter of 2000 of $14 million decreased $39 million from $53 million in 1999. Excluding approximately $38 million of unusual items consisting of claims and threatened litigation and the net change in restructuring charges, profit before taxes decreased approximately $1 million. Lower pricing of approximately $43 million was offset by cost reductions of approximately $33 million and increased volume of approximately $12 million.

Chassis Systems

                                             Quarter ended
(In millions)                                  March 31
                             ------------------------------------------------
                                                                     Percent
                               2000         1999       Change      Inc (Dec)
                               ----         ----       ------      ---------

Sales                        $1,528      $   614      $   914           149%
Profit before taxes              79           35           44           127%

Sales for the first quarter of 2000 of $1.5 billion increased from $614 million in 1999, mainly due to the inclusion of LucasVarity of approximately $894 million and higher volume of approximately $62 million, which was offset by the effects of a strong U.S. dollar of approximately $25 million.

Profit before taxes for the first quarter of 2000 of $79 million increased from $35 million in 1999. Excluding approximately $39 million of unusual items, consisting of warranty charges, loss on the sale of a business and the net change in restructuring charges, profit before taxes increased $83 million. The higher profit before taxes resulted primarily from the inclusion of LucasVarity of approximately $80 million, cost reductions of approximately $9 million, and increased volume of approximately $9 million offset in part by lower pricing of approximately $7 million.

Automotive Electronics


                                          Quarter ended
(In millions)                               March 31
                        --------------------------------------------------
                                                                  Percent
                            2000         1999       Change      Inc (Dec)
                            ----         ----       ------      ---------

Sales                       $472         $317         $155            49%
Profit before taxes           32           22           10            46%

Sales for the first quarter of 2000 of $472 million increased $155 million from $317 million in 1999, primarily due to the inclusion of LucasVarity of approximately $148 million and higher volume of approximately $27 million, offset in part by the effects of a strong U.S. dollar of approximately $13 million.

Profit before taxes for the first quarter of 2000 of $32 million increased $10 million from $22 million in 1999. Excluding the net change in restructuring charges of approximately $3 million, profit before taxes increased $13 million primarily due to cost reductions of approximately $9 million and the inclusion of LucasVarity of approximately $9 million, offset in part by the effects of a strong U.S. dollar of approximately $2 million.

Other Automotive

                                           Quarter ended
(In millions)                                March 31
                         --------------------------------------------------
                                                                    Percent
                             2000         1999       Change       Inc (Dec)
                             ----         ----       ------       ---------

Sales                        $275         $238        $  37             15%
Profit before taxes            59           26           33            129%

Sales for the first quarter of 2000 of $275 million increased $37 million from $238 million in 1999, primarily due to the inclusion of LucasVarity of $26 million and higher volume of approximately $6 million, offset in part by the effects of a strong U.S. dollar of approximately $8 million.

Profit before taxes for the first quarter of 2000 of $59 million increased $33 million from $26 million in 1999, primarily due to the gain on sale of Nelson Stud Welding of approximately $31 million.

During the first quarter of 2000, the Company completed the disposition of Lucas Diesel Systems, Nelson Stud Welding and the remaining LucasVarity wiring business. Sales of the businesses divested included in the Other Automotive segment were approximately $56 million and $43 million for the quarters ended March 31, 2000 and 1999, respectively.

AUTOMOTIVE RESTRUCTURING

On July 29, 1998, the Company announced actions to enhance profit margins of the legacy automotive businesses. To implement the program, the Company expects to record before-tax charges of up to $150 million by the end of 2000. To date, the Company has recorded restructuring expenses of $119 million, of which $15 million was recorded for the quarter ended March 31, 2000. The Company closed one plant during the first quarter of 2000, bringing the total to twelve. Four additional plants are currently in the process of closure or sale. The Company has reduced employee headcount by more than 5,800 against a goal of 7,500.

In addition, the Company approved several restructuring actions including the integration of the LucasVarity automotive businesses with the legacy TRW automotive businesses. The Company recorded approximately $45 million of restructuring costs, primarily severance, as part of the purchase price allocation. During 1999, $14 million was used primarily for severance payments and the remaining balance of $31 million is expected to be used during 2000 and the first quarter of 2001.

AEROSPACE & INFORMATION SYSTEMS SEGMENTS

Space & Electronics

                                            Quarter ended
(In millions)                                 March 31
                           ------------------------------------------------
                                                                   Percent
                              2000         1999       Change      Inc (Dec)
                              ----         ----       ------      ---------

Sales                         $486         $461        $  25             5%
Profit before taxes            227           83          144           173%

Sales of $486 million for the first quarter of 2000 increased $25 million from $461 million in 1999, primarily due to sales from new awards, including the start-up in the commercial satellite communication line of business, of $62 million, and higher volume on existing core programs of approximately $19 million, offset in part by the termination of the SBIRS Low demonstration and validation contract of approximately $32 million and lower volume on several defense programs nearing completion or completed during the year of approximately $30 million.

Profit before taxes for the first quarter 2000 and 1999 was $227 million and $83 million, respectively. Profit before taxes in the first quarter 2000 included unusual items of $174 million related to gains on the sales of shares of RFMD common stock. Profit before taxes in the first quarter 1999 included unusual items of $44 million related to gains on the sales of shares of RFMD common stock and $11 million for charges on a capped cost reimbursable contract for the U.S. Army.

Systems & Information Technology

                                              Quarter ended
(In millions)                                   March 31
                             ------------------------------------------------
                                                                     Percent
                                2000        1999       Change      Inc (Dec)
                                ----        ----       ------      ---------

Sales                           $774        $653         $121            19%
Profit before taxes               47           6           41           644%

Sales for the first quarter of 2000 of $774 million increased $121 million from $653 million in 1999, primarily due to new business of approximately $55 million and higher volume on existing programs, including space and missile defense systems contracts and U.S. Census and Treasury communications programs, of approximately $84 million. The higher sales were offset by lower volume on contracts nearing completion or completed during the year of approximately $37 million.

Profit before taxes for the first quarter 2000 and 1999 was $47 million and $6 million, respectively. Profit before taxes for the first quarter 1999 included a charge of $33 million for a commercial fixed-price contract. Excluding the $33 million charge for the commercial fixed-price contract in 1999, profit before taxes for the first quarter 2000 increased by $8 million due to higher volume on existing programs of approximately $6 million and new business of approximately $3 million, offset by lower volume on contracts nearing completion or completed during the year of approximately $6 million.

Aeronautical Systems

                                          Quarter ended
(In millions)                               March 31
                         ------------------------------------------------
                                                                 Percent
                            2000        1999       Change      Inc (Dec)
                            ----        ----       ------      ---------

Sales                       $270         $18         $252         1,400%
Profit before taxes           27           2           25         1,250%

Sales and profit before taxes for the Aeronautical Systems segment of $270 million and $27 million, respectively, for the first quarter 2000 reflect an entire quarter of sales and profit before taxes compared to the first quarter of 1999 which only includes sales and profits for the period March 25, 1999, the date of acquisition, through March 31, 1999.

The Company recorded approximately $54 million for severance and other costs to close certain facilities of the Aeronautical Systems segment. The cost was included in the purchase price allocation and reported in other accruals. During the first quarter of 2000, the reserve was reduced by $4 million for severance. During 1999, $9 million of the reserve was used for severance and lease termination costs. The balance of $41 million at March 31, 2000 will be used primarily for severance payments in the remainder of 2000 and the first quarter of 2001.


ACQUISITIONS

LUCASVARITY

On March 25, 1999, the Company acquired LucasVarity for approximately $6.8 billion in cash and assumed net debt. The acquisition was accounted for as a purchase. The preliminary purchase price allocation resulted in an $85 million charge to earnings, with no income tax benefit, for the fair value of acquired in-process research and development (IPR&D) that had not reached technological feasibility and had no future alternative use and $517 million for identifiable intangible assets including intellectual property and workforce. The purchase price allocation also included incremental fair value adjustments of approximately $1.5 billion for a prepaid pension asset, primarily from an overfunded pension plan, $200 million for the valuation of fixed rate debt and an increase of $30 million and $137 million for the valuation of inventory and fixed assets, respectively.

The fair value of IPR&D was determined by an independent valuation using the income approach under the proportional method. The following projects were included in the valuation: next generation caliper of $26 million, next generation anti-lock braking systems (ABS) of $23 million, aerospace engine controls of $18 million, electro hydraulic braking of $12 million and electrical parking brake of $6 million. The fair value of identifiable intangibles was also determined by an independent valuation primarily using the income approach. A risk adjusted discount rate of 18 percent representing the cost of capital and a premium for the risk was used to discount the projects' cash flows. Operating margins were assumed to be similar to historical margins of similar products. The size of the applicable market was verified for reasonableness with outside research sources. The projects were in various stages of completion ranging from approximately 40 to 80 percent complete as of the valuation date. The stage of completion for each project was estimated by evaluating the cost to complete, complexity of the technology and time to market. The projects are anticipated to be completed by 2002. The estimated cost to complete the projects was $65 million.

As of December 31, 1999, the next generation caliper project was completed. As of March 31, 2000, one of the aerospace engine control programs with the valuation of in-process research and development of $7 million was discontinued. The Company currently anticipates that the remainder of the projects will be successfully developed as budgeted for both the estimated cost and time of completion. Any delay or cancellation of the projects would not have a material adverse impact on the results of operations or the financial condition of the Company.

Restructuring costs, primarily severance, included in the purchase price allocation were approximately $108 million. The reserve was established for facility consolidations, relocation of certain facilities, elimination of the LucasVarity corporate facilities and divestiture of nonstrategic or inefficient facilities in the automotive and aerospace businesses. The balance at March 31, 2000, reported in other current liabilities, was $74 million and will be used primarily for severance payments during 2000 and the first quarter of 2001.

See the "Acquisitions" note to Financial Statements for further discussion of the acquisition of LucasVarity.


LIQUIDITY AND FINANCIAL POSITION

In the first quarter of 2000, proceeds from the sale of nonstrategic assets of $1,351 million, operating activities of $2 million and other items of $19 million were used primarily for debt payments of $1,145 million, capital expenditures of $153 million and dividend payments of $41 million. As a result, cash and cash equivalents increased $33 million. In the first quarter of 1999, a net increase in debt of $1,049 million was used to fund open market purchases of LucasVarity's Ordinary Shares of $519 million, operating activities of $134 million, capital expenditures of $111 million, dividend payments of $40 million, acquisitions of $36 million and other items of $8 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt, less cash and cash equivalents) was $7.2 billion at March 31, 2000, compared to $8.3 billion at December 31,1999. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) was 68 percent at March 31, 2000 and 75 percent at December 31, 1999. The percentage of fixed rate debt to total debt was 52 percent at the end of the first quarter 2000 compared to 46 percent at the end of 1999.

On January 25, 2000, the Company established two committed revolving credit agreements in an aggregate amount of $3.3 billion with 29 banks. The first agreement for $2.3 billion will expire on January 23, 2001 with an option to extend the maturity of outstanding borrowings at that time to January 23, 2002. The second agreement for $1 billion will expire on January 25, 2005. The interest rates under the agreements are either the prime rate or a rate based on the London Interbank Offered Rate (LIBOR), at the option of the Company. Also on January 25, 2000, the Company terminated existing revolving credit agreements in an aggregate amount of approximately $5 billion.

In addition to the $525 million interest rate swaps outstanding at December 31, 1999 of which $100 million is forward starting, the Company entered into four $50 million forward-starting fixed interest rate swaps as a hedge of future long-term debt issuance, during the first quarter of 2000. The fair market value of the total interest rate swap portfolio is a liability of approximately $5 million at March 31, 2000.

During the first quarter, the Company also completed the issuance utilizing the Universal Shelf Registration Statement of $300 million of medium term notes due March 2002. The proceeds of the offering were used to reduce commercial paper. The interest rate is a floating rate based on a three-month LIBOR.

At March 31, 2000, $700 million of short-term obligations were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

The Company established a $2.5 billion Universal Shelf Registration Statement during 1999 with $2.2 billion remaining available at March 31, 2000. Securities that may be issued under this shelf registration statement include debt securities, common stock, warrants to purchase debt securities, warrants to purchase common stock, stock purchase contracts and stock purchase units.

Subsequent to the acquisition of LucasVarity, the Company established a goal of reducing its net debt by approximately $2.5 billion by the end of 2000. As of March 31, 2000, net debt had been reduced by over $2.2 billion from the level immediately after the acquisition of LucasVarity. Additional debt reduction will be achieved through operating cash flow, working capital improvements, sale of non-core businesses, disposal of nonrevenue producing assets and management of expenditures.

During the first quarter of 2000, the Company monetized 2 million shares of its holdings in RF Micro Devices, Inc. (RFMD) through the execution of three forward sale agreements maturing in February 2003, August 2003 and February 2004. The Company received cash proceeds of $168 million in consideration for its agreement to deliver up to 2 million shares of RFMD common stock, in the aggregate, upon maturity of the contracts. The actual number of shares to be delivered upon maturity of each agreement will be determined on the basis of a formula set forth in the agreements, comparing the average closing price of the shares for the five trading days preceding the maturity date to the floor price per share. The proceeds from the transactions were used to pay down short-term debt. The up-front proceeds were reduced by a discount of approximately $48 million and will be amortized as interest expense using the effective interest rate method over the life of the agreements. Through the setting of a floor and ceiling price, the forward sales agreements eliminate the Company's exposure to downside market risk, and at the same time, enable the Company to retain potential market appreciation up to the respective ceiling price. The investment in RFMD and the monetization liability are carried at fair market value. Changes in fair market value of the Company's shares of RFMD, including the 2 million shares monetized, which are limited to changes in stock price between the floor and ceiling, are recorded in the Other Comprehensive Income(Loss) component of Shareholders' Investment.

Also during the first quarter of 2000, the Company sold 2.2 million shares of RFMD common stock for $181 million. At March 31, 2000, the Company owned approximately 11.9 million shares, including the 2 million shares the Company pledged to secure its obligations under the forward sales agreements. The fair value of the Company's investment in RFMD at March 31, 2000 was approximately $1.6 billion and has been reflected in the balance sheet of the Company in investments in affiliated companies.

At March 31, 2000, the Company had a working capital deficiency of approximately $1.2 billion primarily due to the issuance of debt incurred to purchase LucasVarity. Management believes that sufficient resources, from funds generated by operations, dispositions and existing borrowing capacity, are available to maintain liquidity.


OTHER MATTERS

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

On March 31, 2000, TRW Vehicle Safety Systems Inc. was served with a putative class action lawsuit filed in Maricopa County Superior Court in the State of Arizona. The lawsuit was filed on behalf of everyone living within a five-mile radius of the Company's airbag manufacturing plant in Mesa, Arizona. The lawsuit alleges that emissions from the plant have caused health problems for residents living near the plant and that the Company concealed information about the potential health risks of its emissions. The lawsuit also alleges that animals and plant life have been injured or destroyed through significant exposure to toxic emissions. Plaintiffs are asking the court to require the Company to institute medical monitoring for the claimants, to conduct various studies regarding, among other things, the risks of sodium azide, to cease operations that release toxic substances into the air and to create a supervised fund to pay for medical screening and monitoring. Plaintiffs are also seeking attorneys' fees and punitive damages. The Company believes there is no valid scientific basis for these claims and intends to defend itself vigorously. The Company is not able to predict the outcome of this lawsuit at this time.

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

Refer to the "Contingencies" note to Financial Statements for further discussion of these matters.

Euro Conversion

On December 31, 1998, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro," which became their legal currency on January 1, 1999. The participating countries' former national currencies will continue to exist as denominations of the Euro until January 1, 2002.

The Company evaluated the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, including receipts and payments, the competitive implications of cross-border price transparency and other strategic implications. The Euro primarily impacts the Company's automotive business. The Company has a cross-functional team to coordinate changes required to conduct its complete business operations in compliance with Euro-related regulations. All of the Company's Euro zone operations currently are able to invoice and receive payments in Euro, and some of its operations have already transitioned their accounting records to Euro as the base currency. The Company's exposure to foreign currency risk and the related use of derivative contracts to mitigate that risk is expected to be reduced as a result of conversion to the Euro.

The Company does not expect the conversion to the Euro to have a material effect on its financial condition or results of operations.

Forward-Looking Statements

Statements in this filing that are not statements of historical fact may be forward-looking statements. In addition, from time to time, the Company and its representatives make statements that may be forward-looking. All forward-looking statements involve risks and uncertainties. This section provides readers with cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause the Company's actual results to differ materially from those contained in forward-looking statements made in this filing or otherwise made by, or on behalf of, the Company.

The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

The Company's consolidated results could be affected by: unanticipated events and circumstances that may occur and render the Company's acquisition of LucasVarity less beneficial to the Company than anticipated; intense competition in our markets that make it impossible to guarantee that the Company will achieve the expected financial and operating results and synergies from the acquisition of LucasVarity; the ability of the Company to integrate LucasVarity into its operations and thereby achieve the anticipated cost savings and be in a position to take advantage of potential growth opportunities; the ability to continue technical innovation and the development of and demand for new products and contract awards; the ability to successfully develop commercial applications for the Company's technologies; pricing pressures from customers; the ability to reduce the level of outstanding debt from cash flow from operations and the proceeds from asset dispositions; the introduction of competing products or technology by competitors; the availability of funding for research and development; the ability to meet performance and delivery requirements on systems for customers; the economic, regulatory and political instability of Brazil, Asia and certain emerging countries; and the ability to attract and retain skilled employees with high-level technical competencies.

The Company's automotive businesses also could be affected by: the ability to effectively implement the Company's automotive restructuring program and improve automotive margins; changes in consumer debt levels and interest rates; the cyclical nature of the automotive industry; moderation or decline in the automobile build rate; work stoppages; customer recall and warranty claims; product liability issues; and changes to the regulatory environment regarding automotive safety.

The Company's aerospace and information systems businesses also could be affected by: the level of defense funding by the government; the termination of existing government contracts; and the ability to develop and market products and services for customers outside of the traditional aerospace and information systems markets.

The above list of important factors is not exclusive. We caution that any forward-looking statement reflects only the beliefs of the Company or its management at the time the statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement was made.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to inherent risks attributed to operating in a global economy. It is the Company's policy to utilize derivative financial instruments to manage its interest rate and foreign currency exchange rate risks. When appropriate, the Company uses derivatives to hedge its exposure to short-term interest rate changes as a lower cost substitute for the issuance of fixed-rate debt and as a means of securing long-term, floating-rate debt. Also, the Company may use interest rate agreements in the management of interest rate exposure on debt issuances. The Company manages cash flow transactional foreign exchange risk pursuant to a written corporate policy. Forward contracts and, to a lesser extent, options are utilized to protect the Company's cash flow from adverse movements in exchange rates.

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

Based on the Company's interest rate exposure on variable rate borrowings at March 31, 2000, including fixed-rate borrowings exposed due to an interest rate swap, a one-percentage-point increase in the average interest rate on the Company's variable rate borrowings would increase future interest expense by approximately $3 million per month.

Based upon the Company's interest rate exposure with regard to forward starting interest rate swaps outstanding at March 31, 2000, a 10 percent decrease in fixed interest rates would result in a $13.5 million loss in fair value. Based on the Company's exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at March 31, 2000, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in an $85 million loss in fair value.

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

Management believes the Company's current financial position and financing arrangements allow flexibility in worldwide financing activities and permit the Company to respond to changing conditions in credit markets. Management believes that funds generated from operations and existing borrowing capacity are adequate to fund debt service requirements, capital expenditures, working capital including tax requirements, company-sponsored research and development programs and dividend payments to shareholders.

Refer to the "Foreign Exchange Contracts" and the "Interest Rate Swap Agreements" notes to Financial Statements for further discussion of derivative instruments as of March 31, 2000.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

On March 31, 2000, TRW Vehicle Safety Systems Inc., a subsidiary of TRW Inc., was served with a putative class action lawsuit filed in Maricopa County Superior Court in the state of Arizona. The lawsuit was filed on behalf of everyone living within a five-mile radius of TRW's airbag manufacturing plant in Mesa, Arizona. The lawsuit alleges that emissions from the plant have caused health problems for residents living near the plant and that TRW concealed information about the potential health risks of its emissions. The lawsuit also alleges that animals and plant life have been injured or destroyed through significant exposure to toxic emissions. Plaintiffs are asking the court to require TRW to institute medical monitoring for the claimants, to conduct various studies regarding, among other things, the risks of sodium azide, to cease operations that release toxic substances into the air and to create a supervised fund to pay for medical screening and monitoring. Plaintiffs are also seeking attorneys' fees and punitive damages. TRW believes there is no valid scientific basis for these claims and intends to defend itself vigorously. TRW is not able to predict the outcome of this lawsuit at this time.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


(a) On January 24, 2000, TRW Inc. announced that its Directors had authorized the redemption of the stock purchase rights issued pursuant to the Rights Agreement dated as of April 24, 1996, commonly known as a "poison pill." In redeeming the rights, the Directors authorized a one-time payment to stockholders of $.005 per common share. This payment was made on March 15, 2000, to stockholders of record on February 11, 2000.

(b)  Not applicable.

(c)  Not applicable.

(d)  Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     10(a) Form of U.S. Long-Term Restricted Stock Agreement

     10(b) Form of Non-U.S. Long-Term Restricted Stock Agreement

     10(c) Form of Director Transferable Nonqualified Stock Option Agreement

     10(d) 2000 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 2000, is incorporated herein by reference)

     15    Letter re: Unaudited Financial Information

     27    Financial Data Schedule

     99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-83227 on Form S-4, No. 333-89133 on Form S-3 and No. 333-48443 on Form S-3)

(b)  Reports on Form 8-K:

     Current Report on Form 8-K, dated January 24, 2000, regarding redemption of the Company's stock purchase rights

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRW Inc.



Date:  May 4, 2000                     By: /s/ William B. Lawrence
                                           -----------------------------
                                           William B. Lawrence
                                           Executive Vice President
                                           and Secretary


                                       By: /s/ Carl G. Miller
                                           -----------------------------
                                           Carl G. Miller
                                           Executive Vice President
                                           and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit Number                            Description
--------------                            -----------

    10(a)               Form of U.S. Long-Term Restricted Stock Agreement

    10(b)               Form of Non-U.S. Long-Term Restricted Stock Agreement

    10(c)               Form of Director Transferable Nonqualified Stock Option
                        Agreement

    10(d) 2000 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 2000, is incorporated herein by reference)

    15                  Letter re: Unaudited Financial Information

    27                  Financial Data Schedule

    99 Computation of Ratio of Earnings to Fixed Charges -- Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-83227
                        on Form S-4, No. 333-89133 on Form S-3 and No. 333-48443
                        on Form S-3)