Form 10-Q
period 2000-06-30
TRW INC
filed 2000-08-14
CIK 100030

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                          Commission file number 1-2384
                                                 ------

                                    TRW INC.
                                 --------------
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

             As of August 4, 2000, there were 124,112,891 shares of
                TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS



Statements of Operations (unaudited)
TRW Inc. and subsidiaries
--------------------------------------------------------------------------------------------------------------------
                                                           Second quarter ended            Six months ended
                                                                  June 30                        June 30
In millions except per share data                           2000           1999             2000          1999
--------------------------------------------------------------------------------      ------------------------------
Sales                                                      $4,476         $4,785           $9,041        $7,882
Cost of sales                                               3,693          3,974            7,499         6,624
--------------------------------------------------------------------------------      ------------------------------
Gross profit                                                  783            811            1,542         1,258


Administrative and selling expenses                           275            331              578           515
Research and development expenses                             116            137              230           249
Purchased in-process research and
  development                                                  12              -               12            85
Interest expense                                              126            142              262           185
Amortization of goodwill and intangible assets                 36             29               68            41
Other (income)expense-net                                     (97)           (45)            (264)          (41)
--------------------------------------------------------------------------------      ------------------------------
Earnings before income taxes                                  315            217              656           224
Income taxes                                                  115             78              247           113
--------------------------------------------------------------------------------      ------------------------------
Net earnings                                              $   200         $  139           $  409        $  111
--------------------------------------------------------------------------------      ------------------------------
--------------------------------------------------------------------------------      ------------------------------
Per share of common stock
  Diluted earnings per share                              $  1.59         $ 1.14           $ 3.27        $  .91
  Basic earnings per share                                $  1.62         $ 1.16           $ 3.33        $  .92
  Dividends declared                                      $   .33         $  .33           $  .33        $  .33
--------------------------------------------------------------------------------      ------------------------------
--------------------------------------------------------------------------------      ------------------------------
Shares used in computing per share
  amounts
     Diluted                                                 125.6         123.2             125.1        123.0
     Basic                                                   123.2         120.6             122.8        120.4
--------------------------------------------------------------------------------      ------------------------------


Balance Sheets (unaudited)
TRW Inc. and subsidiaries
-------------------------------------------------------------------------------------------------------
                                                                    June 30           December 31
In millions                                                            2000                  1999
-------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                   $      235            $      228
     Accounts receivable                                              2,634                 2,480
     Inventories                                                        943                 1,039
     Prepaid expenses                                                   205                   202
     Net assets of acquired businesses held for sale                      -                   827
     Deferred income taxes                                              366                   423
-------------------------------------------------------------------------------------------------------
Total current assets                                                  4,383                 5,199

Property, plant and equipment-on the basis of cost                    7,904                 8,026
     Less accumulated depreciation and amortization                   4,216                 4,132
-------------------------------------------------------------------------------------------------------
Total property, plant and equipment-net                               3,688                 3,894

Intangible assets
     Goodwill                                                         3,795                 3,743
     Other intangible assets                                            954                   948
-------------------------------------------------------------------------------------------------------
                                                                      4,749                 4,691
     Less accumulated amortization                                      434                   360
-------------------------------------------------------------------------------------------------------
Total intangible assets-net                                           4,315                 4,331

Investments in affiliated companies                                   1,304                 1,185
Other notes and accounts receivable                                     297                   257
Prepaid pension cost                                                  2,821                 2,876
Other assets                                                            511                   524
-------------------------------------------------------------------------------------------------------
                                                                 $   17,319            $   18,266
-------------------------------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
     Short-term debt                                             $    1,610            $    2,444
     Trade accounts payable                                           1,711                 1,638
     Current portion of long-term debt                                  601                   758
     Other current liabilities                                        1,823                 1,889
-------------------------------------------------------------------------------------------------------
Total current liabilities                                             5,745                 6,729

Long-term liabilities                                                 2,119                 1,991
Long-term debt                                                        4,865                 5,369
Deferred income taxes                                                 1,393                 1,352
Minority interests in subsidiaries                                      206                   113

Capital stock                                                            77                    76
Other capital                                                           471                   465
Retained earnings                                                     2,672                 2,312
Treasury shares-cost in excess of par value                            (485)                 (549)
Accumulated other comprehensive income(loss)                            256                   408
-------------------------------------------------------------------------------------------------------
Total shareholders' investment                                        2,991                 2,712
-------------------------------------------------------------------------------------------------------
                                                                 $   17,319            $   18,266
-------------------------------------------------------------------------------------------------------


Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
-------------------------------------------------------------------------------------------------------
                                                                         Six months ended
                                                                              June 30
In millions                                                           2000                 1999
-------------------------------------------------------------------------------------------------------
Operating activities
Net earnings                                                      $    409             $    111
Adjustments to reconcile net earnings to net cash
  provided by operating activities:
     Depreciation and amortization                                     427                  363
     Purchased in-process research and development                      12                   85
     Gain on sale of nonoperating assets                              (239)                 (95)
     Gain on Endwave merger                                            (55)                   -
     Pension income                                                   (128)                 (61)
     Deferred income taxes                                              57                 (131)
     Other-net                                                          23                   16
Changes in assets and liabilities, net of effects of
  businesses acquired or sold:
     Accounts receivable                                              (240)                (131)
     Inventories                                                        48                   75
     Trade accounts payable                                            126                  (10)
     Prepaid expenses and other liabilities                            (54)                 137
     Other-net                                                          16                  (13)
-------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              402                  346
-------------------------------------------------------------------------------------------------------

Investing activities
Net proceeds from divestitures                                       1,396                   91
Capital expenditures including other intangibles                      (312)                (356)
Acquisitions, net of cash acquired                                      21               (6,049)
Other-net                                                              (29)                  48
-------------------------------------------------------------------------------------------------------
Net cash provided by(used in) investing activities                   1,076               (6,266)
-------------------------------------------------------------------------------------------------------

Financing activities
(Decrease)increase in short-term debt                                 (944)               2,551
Proceeds from debt in excess of 90 days                              1,113                4,901
Principal payments on debt in excess of 90 days                     (1,623)                (854)
Dividends paid                                                         (82)                 (80)
Other-net                                                               38                  (32)
-------------------------------------------------------------------------------------------------------
Net cash (used in)provided by financing activities                  (1,498)               6,486
-------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash flows                           27                  (40)
-------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                    7                  526
Cash and cash equivalents at beginning of period                       228                   83
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $    235             $    609
-------------------------------------------------------------------------------------------------------


Operating Segments (unaudited)
TRW Inc. and subsidiaries
------------------------------------------------------------------------------------------------------------------------------
                                                               Second quarter ended                  Six months ended
                                                                       June 30                             June 30
In millions                                                       2000         1999                  2000           1999
--------------------------------------------------------------------------------------        --------------------------------
Sales
   Occupant Safety Systems                                     $   728      $   778               $ 1,488        $ 1,574
   Chassis Systems                                               1,511        1,538                 3,039          2,152
   Automotive Electronics                                          437          540                   909            857
   Other Automotive                                                217          437                   492            675
   Space & Electronics                                             467          453                   953            914
   Systems & Information Technology                                837          757                 1,611          1,410
   Aeronautical Systems                                            279          282                   549            300
--------------------------------------------------------------------------------------        --------------------------------
Sales                                                          $ 4,476      $ 4,785               $ 9,041        $ 7,882
--------------------------------------------------------------------------------------        --------------------------------


Profit before taxes
   Occupant Safety Systems                                     $    59      $    40               $    73        $    93
   Chassis Systems                                                 112           69                   191            104
   Automotive Electronics                                           33           26                    65             48
   Other Automotive                                                 23           24                    82             50
   Space & Electronics                                             143          139                   370            222
   Systems & Information Technology                                 77           52                   124             58
   Aeronautical Systems                                             39           30                    66             32
--------------------------------------------------------------------------------------        --------------------------------
                                                                   486          380                   971            607

Purchased in-process research and                                  (12)           -                   (12)           (85)
   development
Corporate expense and other                                        (85)         (66)                 (149)          (147)
Pension income                                                      54           58                   111             58
Financing costs                                                   (128)        (155)                 (265)          (209)
--------------------------------------------------------------------------------------        --------------------------------
Earnings before income taxes                                   $   315      $   217               $   656        $   224
--------------------------------------------------------------------------------------        --------------------------------

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


ACQUISITION

ENDWAVE CORPORATION

On March 31, 2000, Endgate Corporation merged with TRW Milliwave Inc., a wholly-owned subsidiary of the Company. Endgate was the surviving corporation in the merger and changed its name to Endwave Corporation. The financial statements of Endwave are consolidated with the Company's financial statements as the Company has a 52.6 percent majority ownership interest in Endwave.

The merger was accounted for as a purchase. Assets and liabilities of Endgate were recorded at their respective fair values by an independent appraisal. In-process research and development was determined using the income approach under the proportional method.

The purchase price allocation resulted in $12 million, $6 million after the effect of minority interest, for the fair value of five acquired in-process research and development projects that had not reached technological feasibility and had no alternative future use; $16 million for technology; $7 million for other identifiable intangible assets; $25 million for operating assets and liabilities; and goodwill of approximately $79 million.

Goodwill and identifiable intangible assets are being amortized on a straight-line basis over six years.

The Company recorded a net gain of $52 million, $34 million after tax, for the excess of fair value of the Company's ownership interest in Endgate that exceeded the book value of Milliwave.


LUCASVARITY

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

Total restructuring costs for the automotive, aerospace and corporate LucasVarity businesses, primarily severance, recorded in the purchase price allocation were $108 million, of which $29 million was paid in 1999 and $5 million and $10 million were paid in the first and second quarters of 2000, respectively. The balance of $64 million is expected to be paid during 2000 and the first quarter of 2001.

The final allocation of the purchase price is summarized as follows:

(In millions)
--------------------------------------------------------------------------------
Cash purchase price                                          $ 6,715

Cash and cash equivalents                                        781
Accounts receivable                                              883
Inventory                                                        529
Net assets of businesses held for sale                           872
Prepaid expenses                                                 137
Current deferred income taxes                                    105
Property, plant and equipment                                  1,248
Intangible assets                                                517
Prepaid pension costs                                          2,399
Other assets                                                     523
--------------------------------------------------------------------------------
                                                               7,994

Accounts payable                                                (700)
Other accruals                                                (1,235)
Debt                                                            (877)
Long-term liabilities                                           (790)
Long-term deferred income taxes                                 (701)
--------------------------------------------------------------------------------
                                                              (4,303)

Minority interest                                                (28)

Purchased in-process research and development                     85
--------------------------------------------------------------------------------
Goodwill                                                     $ 2,967
--------------------------------------------------------------------------------

Goodwill is being amortized on a straight-line basis over 40 years. Identifiable intangible assets are being amortized on a straight-line basis over useful lives ranging from 5 to 30 years.

The following pro forma financial information for the six months ended June 30, 1999, assumes the LucasVarity acquisition occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, write-off of purchased in-process research and development, incremental pension income and related income tax effects. The pro forma results have been prepared for informational purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of LucasVarity been affected on the date indicated. The consolidated statement of operations for the quarter ended June 30, 2000 and 1999, and the six months ended June 30, 2000, reflects LucasVarity's operations.

                                                         Six months ended
(In millions except per share data)                        June 30, 1999
--------------------------------------------------------------------------------
Sales                                                        $9,508
Net earnings                                                    264
Diluted earnings per share                                     2.15
--------------------------------------------------------------------------------


RESTRUCTURING

On July 29, 1998, the Company announced actions intended to enhance the legacy TRW automotive businesses' profit margin, which would result in pre-tax charges of up to $150 million by the end of 2000. Legacy TRW automotive refers to the Company's automotive businesses prior to the acquisition of LucasVarity. To date, the Company has recorded restructuring expenses of $133 million, of which $14 million was recorded in the second quarter of 2000 and $29 million in the first half of 2000. Other accruals at June 30, 2000 and December 31, 1999 are $33 million and $35 million, respectively, relating to these costs. During the second quarter of 2000, $4 million was used for severance payments and $10 million was used for plant closings and asset impairments. For the six months ended June 30, 2000, $8 million was used for severance payments and $23 million was used for plant closings and asset impairments. The balance of $33 million will be used primarily for severance costs and plant closings during the second half of 2000 and the first half of 2001.


FORWARD EXCHANGE CONTRACTS

The Company enters into forward exchange contracts that hedge firm foreign currency commitments, anticipated transactions and certain intercompany transactions. At June 30, 2000, the Company had contracts outstanding with a notional amount of $1.1 billion denominated principally in the U.S. dollar, the Euro, the Canadian dollar, the French franc and the British pound, maturing at various dates through January 2007.

The combined fair market value of the forward exchange contracts was an asset of approximately $24 million at June 30, 2000. The fair market value of forward contracts at December 31, 1999 was an asset of $75 million. Changes in market value of the contracts that hedge firm foreign currency commitments and intercompany transactions are generally included in the basis of the transactions. Changes in the market value of the contracts that hedge anticipated transactions are generally recognized in earnings.

Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and the Company anticipates that these financial institutions will satisfy their obligations under the contracts.

INTEREST RATE SWAP AGREEMENTS

In addition to the $525 million interest rate swaps outstanding at December 31, 1999 of which $100 million was forward starting, the Company entered into four $50 million forward-starting fixed interest rate swaps as a hedge of future long-term debt issuance during the first quarter of 2000.

During the second quarter of 2000, the Company entered into a $50 million forward-starting fixed interest rate swap as a hedge of future long-term debt issuance. In connection with the issuance of $500 million of 8.75% Notes due 2006, the Company terminated $250 million of forward-starting fixed interest rate swaps at a gain of $7 million. The gain will be amortized over the life of the long-term debt issued as a reduction of interest expense. The fair market value of the total interest rate swap agreements is a liability of approximately $5 million at June 30, 2000. Net payments or receipts under the agreements will be recognized as an adjustment to interest expense. The agreements were entered into with major financial institutions. The Company anticipates that the financial institutions will satisfy their obligations under the agreements. No collateral is held in relation to the agreements.


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

During the first quarter of 2000, the Company sold 2.2 million shares of RFMD common stock for $181 million and during the second quarter of 2000 an additional 422,500 shares were sold for $44 million. At June 30, 2000, the Company owned approximately 11.5 million shares, including the 2 million shares the Company pledged to secure its obligations under the forward sales agreements. The fair value of the Company's investment in RFMD at June 30, 2000 was approximately $1 billion and has been reflected in the balance sheet of the Company in Investments in Affiliated Companies.

COMPREHENSIVE INCOME(LOSS)

The components of comprehensive income(loss), net of related tax, for the second quarter and first six months of 2000 and 1999 are as follows:


                                                         Second quarter ended                 Six months ended
(In millions)                                                   June 30                            June 30
                                                    ------------------------------      -----------------------------
                                                         2000              1999              2000             1999
                                                         ----              ----              ----             ----
Net earnings                                           $  200             $ 139             $ 409            $ 111
Foreign currency translation loss                         (57)             (186)             (210)            (310)
Unrealized(losses)gains on securities                    (362)              (14)               58              (25)
                                                       -------            ------            ------           ------
Comprehensive income(loss)                             $ (219)            $ (61)            $ 257            $(224)
                                                       -------            ------            ------           ------


The components of accumulated other comprehensive income(loss), net of related tax, at June 30, 2000 and December 31, 1999 are as follows:


                                                       June 30           December 31
(In millions)                                             2000                  1999
                                                    -----------------------------------
Foreign currency translation loss                        $(386)                $(176)
Unrealized gain on securities                              654                   596
Minimum pension liability adjustments                      (12)                  (12)
                                                         ------                ------
Accumulated other comprehensive income(loss)             $ 256                 $ 408
                                                         ------                ------


DIVESTITURES

During the first quarter of 2000, the Company completed the disposition of Lucas Diesel Systems, the remaining LucasVarity wiring company and the Company's Nelson Stud Welding and Australian steering businesses. Sales of the divested businesses included in the Company's second quarter ended June 30, 1999 Statements of Operations were approximately $336 million. For the Company's six months ended June 30, 2000 and 1999 Statements of Operations, sales of the divested businesses were approximately $56 million and $389 million, respectively. The Company's investment in the LucasVarity wiring company and Lucas Diesel Systems operations was included in the balance sheet in Net Assets of Acquired Businesses Held for Sale at December 31, 1999.


OPERATING SEGMENTS

The Company reports its businesses in seven operating segments. The Company's automotive businesses are reported as Occupant Safety Systems, Chassis Systems, Automotive Electronics and Other Automotive segments. The Company's aerospace and information systems' businesses are reported as Space & Electronics, Systems & Information Technology and Aeronautical Systems segments.

As a result of the dispositions of Lucas Diesel Systems, Nelson Stud Welding and the remaining LucasVarity wiring company, segment assets for the Other Automotive segment decreased by approximately $925 million during the first half of 2000.

Intersegment sales for each segment are as follows:


                                              Second quarter ended                Six months ended
(In millions)                                        June 30                           June 30
                                            -------------------------        --------------------------
                                                 2000          1999              2000          1999
                                                 ----          ----              ----          ----
Occupant Safety Systems                          $  1          $  -              $  2          $  1
Chassis Systems                                     4             2                 9             3
Automotive Electronics                             26            20                47            27
Other Automotive                                    2            16                 4            17
Space & Electronics                                17             6                26            14
Systems & Information Technology                   34             3                65            55
Aeronautical Systems                                -             -                 -             -

Corporate expense and other includes approximately $36 million of unrealized foreign exchange loss in the second quarter of 2000 and $20 million in the second quarter of 1999. Corporate expense and other for the six months ended June 30, 2000 and 1999 includes approximately $48 million and $20 million, respectively, of unrealized foreign exchange loss. In addition, corporate expense and other for the first half of 1999 includes $50 million of realized foreign exchange loss related to the acquisition of LucasVarity.


INVENTORIES

Inventories consist of the following:
                                                   June 30       December 31
(In millions)                                         2000              1999
                                               -------------------------------

Finished products and work in process               $  538           $   612
Raw materials and supplies                             405               427
                                                    ------           -------
                                                    $  943           $ 1,039
                                                    ------           -------


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

During the first quarter of 2000, the Company also completed an issuance utilizing the Universal Shelf Registration Statement of $300 million of medium term notes due March 2002. The proceeds of this offering were used to repay commercial paper. The interest rate is a floating rate based on a three-month LIBOR.

During the second quarter of 2000, the Company voluntarily reduced its $2.3 billion revolving credit agreement by $300 million. The Company also completed an issuance utilizing the Universal Shelf Registration Statement of $500 million of 8.75% Notes due 2006. The proceeds of this offering were used to repay commercial paper.

At June 30, 2000, $200 million of short-term obligations were reclassified to long-term obligations, as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its revolving credit agreements.

OTHER (INCOME)EXPENSE-NET

Other (income)expense-net included the following:


(In millions)                               Second quarter ended                 Six months ended
                                                   June 30                           June 30
                                       --------------------------------     ---------------------------
                                            2000             1999                2000          1999
                                            ----             ----                ----          ----
Net gain on sale of assets                $  (66)          $  (80)            $  (262)      $   (95)
Gain on Endwave merger                       (55)               -                 (55)            -
(Earnings)loss of affiliates                  (6)              (5)                 (5)          (36)
Foreign currency exchange                     34               21                  43            70
Minority interests                            10                6                  18             9
Other income                                 (29)             (21)                (61)          (44)
Other expense                                 15               34                  58            55
                                            ----             ----              ------         -----
                                          $  (97)          $  (45)            $  (264)      $   (41)
                                            ----             ----               -----         -----


During the second quarter of 2000, the net gain on sale of assets includes the sale of RFMD common stock and exchange of the Company's interest in Paracel Inc., an affiliate, for shares in Celera Genomics Corporation. In addition, the Company recorded other income of $55 million during the second quarter of 2000 relating to the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave Corporation, of which the Company currently owns 53 percent. During the six months ended June 30, 2000, the net gain on sale of assets includes the sale of RFMD common stock, the Company's Nelson Stud Welding and Australian steering businesses and the exchange of Paracel shares.

During the second quarter of 1999, the Company sold shares of RFMD resulting in a gain of $79 million.

SUPPLEMENTAL CASH FLOW INFORMATION
                                                           Six months ended
(In millions)                                                  June 30
                                                   -----------------------------
                                                       2000              1999
                                                       ----              ----
Interest paid (net of amount capitalized)              $257              $152
Income taxes paid (net of refunds)                     $115              $111

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

EARNINGS PER SHARE


                                                            Second quarter ended         Six months ended
(In millions except per share data)                                June 30                    June 30
                                                          ------------------------    -----------------------
                                                             2000        1999           2000         1999
                                                             ----        ----           ----         ----
NUMERATOR
  Net earnings                                              $199.5      $139.8         $408.8       $111.4
  Preferred stock dividends                                     .1          .1             .3           .3
                                                           --------   --------       --------     --------
  Numerator for basic earnings per share-- net
    earnings available to common shareholders                199.4       139.7          408.5        111.1
  Effect of dilutive securities
    Preferred stock dividends                                   .1          .1             .3           .3
                                                           --------   --------       --------     --------
  Numerator for diluted earnings per share--
   net earnings available to common shareholders            $199.5      $139.8         $408.8       $111.4
                                                            --------   --------       --------     --------

DENOMINATOR

  Denominator for basic earnings per share--
    weighted-average common shares                           123.2       120.6          122.8        120.4
  Effect of dilutive securities
    Convertible preferred stock                                 .8          .8             .8           .8
    Employee stock options                                     1.6         1.8            1.5          1.8
                                                            --------   --------       --------     --------
  Dilutive potential common shares                             2.4         2.6            2.3          2.6
  Denominator for diluted earnings per share--
    adjusted weighted-average shares after
    assumed conversions                                      125.6       123.2          125.1        123.0
                                                            --------   --------       --------     --------

Basic earnings per share                                    $ 1.62      $ 1.16         $ 3.33      $  0.92
                                                             -----       -----          -----       ------
Diluted earnings per share                                  $ 1.59      $ 1.14         $ 3.27      $  0.91
                                                             -----       -----          -----       ------


NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to selected revenue recognition issues. The Company is required to adopt SAB 101 no later than the fourth quarter of 2000 (retroactive to January 1, 2000) and is awaiting interpretive guidance, not yet issued by the SEC, to complete its assessment of the impact SAB 101 may have on the Company's financial statements.


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

During 1996, the Company was advised by the United States Department of Justice
(DOJ) that it had been named as a defendant in two lawsuits brought by a former employee of the Company's former Space & Technology Group and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, the former employee filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, the former employee withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to the former employee's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations against the Company contained therein. At the same time, the Company filed counterclaims against both the former employee and the federal government. On July 20, 1998, both the former employee and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against the former employee and the federal government and took under advisement the former employee's motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company's subcontracts. On August 6, 1999, the Government filed its Second Amended Complaint, which incorporated vouchers, progress payment requests, and invoices submitted by the Company to higher tier Government contractors among the class of allegedly false claims challenged by the Government. On September 29, 1999, the former employee filed his Second Amended Complaint, which incorporated subcontracts performed by the Company for higher tier Government contractors among the class of contracts under which allegedly false claims were presented, and added allegations relating to certain of the former employee's pre-existing claims. On May 9, 2000, the Company voluntarily dismissed its remaining counterclaims against the former employee, with prejudice. On July 10, 2000, the DOJ filed a motion seeking permission to intervene in the 1995 lawsuit, which motion has not yet been heard by the court. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.

In 1992, Vinnell Mining & Minerals Corporation and Atlas Corporation, an unrelated third party, entered into a Consent Decree with the United States Environmental Protection Agency with respect to an operable unit of the Atlas Asbestos Mine Superfund site in Fresno County, California. Vinnell Mining &

Minerals Corporation is a wholly-owned indirect subsidiary of BDM International, Inc. that was acquired by the Company in December 1997. The Consent Decree provides, among other things, for the remediation of the site and reimbursement of oversight costs upon submission of appropriate documentation to Vinnell and Atlas. In 1999, Vinnell and Atlas filed a Petition for Dispute Resolution in the U.S. District Court for the Eastern District of California to obtain judicial review of the oversight cost documentation requirements. In April 2000, the United States Department of Justice filed a motion for penalties in this matter, requesting that the court impose penalties in addition to the reimbursement of oversight costs. The Company has placed the amount of all claimed oversight costs into escrow awaiting final decision of the court and believes that there is no basis for the imposition of penalties. The Company is currently engaged in settlement discussions concerning these claims and management believes that the ultimate resolution of this matter will not have a material effect on the Company's financial condition or results of operations.


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

Ernst & Young LLP, the Company's independent auditors, have performed a review of the unaudited interim consolidated financial statements included herein, and their review report accompanies this filing.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Audit Committee of the
Board of Directors
TRW Inc.

We have reviewed the accompanying unaudited balance sheet of TRW Inc. and subsidiaries as of June 30, 2000, the related unaudited statements of operations for the three-month and six-month periods ended June 30, 2000 and 1999 and the unaudited statements of cash flows for the six-month periods ended June 30, 2000 and 1999, included in the Form 10-Q of TRW Inc. for the quarterly period ended June 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TRW Inc. as of December 31, 1999, and the related statements of operations, cash flows, and changes in shareholders' investment for the year then ended not presented herein, and in our report dated January 21, 2000, we expressed an unqualified opinion on those financial statements. Those financial statements and our report on them are included in the Form 10-K of TRW Inc. for the year ended December 31, 1999. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, included in the Form 10-Q of TRW Inc. for the quarterly period ended June 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



/s/ Ernst & Young LLP

Cleveland, Ohio
July 26, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


(In millions except per share data)

                                       Second quarter ended                           Six months ended
                                             June 30                                      June 30
                             -----------------------------------------    -----------------------------------------
                                                              Percent                                     Percent
                                 2000      1999     Change  Inc (Dec)          2000      1999   Change    Inc (Dec)
                                 ----      ----     ------  ---------          ----      ----   ------    ---------
Sales                          $4,476    $4,785     $(309)      (7%)         $9,041    $7,882   $1,159        15%
Profit before taxes               486       380       106       28%             971       607      364        60%
Net earnings                      200       139        61       43%             409       111      298       267%
Diluted earnings
   per share                     1.59      1.14      0.45                      3.27      0.91     2.36
Effective tax rate              36.7%     35.7%                               37.7%     50.4%

The second quarter 2000 sales were $4.5 billion compared with 1999 sales of $4.8 billion. Sales for the second quarter of 2000 were comparable to the prior year, excluding businesses divested, primarily Lucas Diesel Systems, subsequent to the second quarter of 1999. Net earnings and diluted earnings per share for the second quarter of 2000 were $200 million, or $1.59 per share, compared with $139 million, or $1.14 per share, in 1999.

For the second quarter of 2000, unusual items resulted in net earnings of $33 million, or $0.26 per share. The unusual items for the second quarter of 2000 included after-tax gains of $28 million from the sale of RF Micro Devices (RFMD) stock; $23 million relating to the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave Corporation, of which TRW currently owns approximately 53 percent; and $15 million for the exchange of TRW's interest in Paracel Inc. for shares in Celera Genomics Corporation. These gains were partially offset by $10 million of automotive restructuring charges and $23 million of unrealized losses on foreign currency hedges.

For the second quarter of 1999, unusual items resulted in a net loss of $13 million, or $0.11 per share. These charges included $39 million for automotive restructuring actions and $26 million for expenses related to the LucasVarity acquisition, partially offset by $52 million of gains from the sale of assets, primarily RFMD stock.

Gross profit of $783 million in the second quarter of 2000 decreased 3 percent from $811 million in 1999, primarily due to the effects of businesses divested and the effects of a strong U.S. dollar of approximately $20 million. Gross profit, as a percentage of sales, was 17.5 percent for the second quarter 2000, compared to 17.0 percent in the second quarter 1999. Gross profit in the second quarter of 2000 included automotive restructuring expenses of $9 million and pension income from an overfunded pension plan of $62 million. Gross profit in the second quarter of 1999 included pension income of $61 million, automotive restructuring expenses of $59 million, income from companies divested of approximately $47 million and unusual items relating to expenses from the acquisition of LucasVarity of $8 million.

Administrative and selling expenses of $275 million in the second quarter of 2000 decreased $56 million from $331 million in 1999, primarily due to the effects of businesses divested of approximately $37 million and the positive effects of automotive cost reduction programs of approximately $14 million.

Research and development expenses of $116 million in the second quarter of 2000 decreased $21 million from $137 million in 1999, primarily due to the effects of the divestitures of Lucas Diesel Systems, LucasVarity wiring companies and Nelson Stud Welding.

In the second quarter of 2000, TRW Milliwave Inc., a wholly owned subsidiary, merged with Endgate Corporation to form Endwave Corporation, of which the Company currently owns approximately 53 percent. The Company recorded $12 million for the fair value of in-process research and development in connection with this transaction.

Interest expense of $126 million in the second quarter of 2000 decreased $16 million from $142 million in 1999, primarily due to the reduction of net debt offset in part by higher short term interest rates and higher interest expense on fixed rate debt issuances.

Amortization of goodwill and intangible assets was $36 million in the second quarter of 2000 and $29 million in 1999. The increase of $7 million from 1999 to 2000 primarily resulted from the the Endwave merger as well as the amortization of intangibles associated with the acquisition of LucasVarity.

Other (income)expense-net was income of $97 million in the second quarter of 2000 and income of $45 million in the second quarter of 1999. Included in 2000 were the following items: other income on Endwave merger of $55 million, gains on sales of shares of RFMD common stock of $43 million, gain on exchange of Paracel stock of $23 million and $36 million related to foreign exchange losses. Included in 1999 were gains on sales of shares of RFMD common stock of $79 million and expenses related to the acquisition of LucasVarity of $32 million.

The effective income tax rate was 36.7 percent in the second quarter of 2000 compared with 35.7 percent in the second quarter of 1999. Excluding the write-off of purchased in-process research and development of $12 million ($6 million after the effect of minority interest), which has no tax benefit, the effective tax rate would have been 36 percent for the second quarter of 2000.

Sales for the first half of 2000 were $9.0 billion compared with 1999 sales of $7.9 billion. Sales for the first half of 2000 increased $1.1 billion due primarily to the inclusion of LucasVarity. Net earnings and diluted earnings per share for the first half of 2000 were $409 million, or $3.27 per share, compared with $111 million, or $0.91 per share, in 1999.

For the first half of 2000, unusual items resulted in net earnings of $90 million, or $0.72 per share. The unusual items for the first half of 2000 included gains of $154 million, or $1.24 per share, from asset sales, including sales of shares of RFMD common stock and of the Company's Nelson Stud Welding and Australian Steering businesses; $23 million, or $0.18 per share, relating to the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave Corporation, of which TRW currently owns 53 percent; and $15 million, or $0.12 per share, on the exchange of TRW's interest in Paracel Inc. for shares in Celera Genomics Corporation. These gains were partially offset by a $49 million charge, or $0.39 per share, for warranty reserves, claims, and threatened litigation; a $22 million charge, or $0.18 per share, for severance and plant closing costs for the automotive restructuring program and $31 million, or $0.25 per share, of unrealized losses on foreign currency hedges.

For the first half of 1999, unusual items resulted in a net loss of $146 million, or $1.19 per share. These charges include $46 million, or $.38 per share, for severance and plant closing costs for the automotive restructuring program; $67 million, or $.55 per share, for expenses related to the acquisition of LucasVarity plc (LucasVarity); $85 million, or $.69 per share, for a one-time noncash charge, with no income tax benefit, related to in-process research and development associated with the LucasVarity acquisition; and $28 million, or $.23 per share, for losses on fixed-price contracts, offset in part by gains of $80 million, or $.66 per share, from sales of RFMD common stock.

Gross profit of $1,542 million for the first half of 2000 increased 23 percent from $1,258 million in 1999 primarily due to the acquisition of LucasVarity. Gross profit, as a percentage of sales, was 17.1 percent for the first half of 2000, compared to 16.0 percent in 1999. Gross profit in 2000 included unusual items, including warranty reserves, claims, and threatened litigation, of $40 million and automotive restructuring expenses of $20 million. In addition, pension income from an overfunded pension plan added $128 million to gross profit in 2000. Gross profit for the first half of 1999 included automotive restructuring expenses of $68 million, pension income of $61 million, income from companies divested of approximately $53 million and unusual items relating to losses on fixed-price contracts of $43 million and expenses from the acquisition of LucasVarity of $8 million.

Administrative and selling expenses of $578 million for the first half of 2000 increased $63 million from $515 million in 1999 primarily due to the acquisition of the LucasVarity businesses which added $110 million in the first half of 2000. The increase in administrative and selling expenses from LucasVarity were offset by the effects of the businesses divested of approximately $44 million.

Research and development expenses of $230 million for the first half of 2000 decreased $19 million from $249 million in 1999, primarily due to the divestitures of Lucas Diesel Systems, LucasVarity wiring companies and Nelson Stud Welding.

The Company recorded $12 million for the first half of 2000 and $85 million for the first half of 1999 for the fair value of in-process research and development for the valuation of Endwave Corporation and LucasVarity, respectively.

Interest expense of $262 million for the first half of 2000 increased $77 million from $185 million in 1999, primarily due to higher average debt outstanding in 2000, related to the purchase of LucasVarity, higher short term interest rates and higher interest expense on fixed rate debt issuances.

Amortization of goodwill and intangible assets was $68 million for the first half of 2000 as compared to $41 million in 1999. The increase of $27 million from 1999 to 2000 primarily resulted from the amortization of intangibles associated with the acquisition of LucasVarity.

Other (income)expense-net was income of $264 million in the first half of 2000 and income of $41 million in 1999. Included in 2000 were the following items: gains on sales of shares of RFMD common stock of $217 million, other income on Endwave merger $55 million, gain on the exchange of Paracel stock of $23 million and $48 million related to foreign exchange losses. Included in 1999 were gains on sales of shares of RFMD common stock of $124 million and expenses related to the acquisition of LucasVarity of $95 million.

The effective tax rate was 37.7 percent for the six months ended June 30, 2000 compared to 50.4 percent in 1999. Excluding the write-off of purchased in-process research and development of $12 million for the first half of 2000 ($6 million after the effect of minority interest) and $85 million for the first half of 1999, which have no tax benefit, the effective tax rate would have been
37.4 percent and 36.5 percent for the six months ended June 30, 2000 and 1999, respectively.


Automotive Segments

Occupant Safety Systems


                                 Second quarter ended                                  Six months ended
(In millions)                           June 30                                             June 30
                      --------------------------------------------     --------------------------------------------------
                                                          Percent                                               Percent
                        2000       1999      Change     Inc (Dec)          2000         1999      Change      Inc (Dec)
                        ----       ----      ------     ---------          ----         ----      ------      ---------
Sales                   $728       $778        $(50)        (7%)         $1,488       $1,574        $(86)          (6%)
Profit before
  taxes                   59         40          19         49%              73           93         (20)         (21%)

Sales for the second quarter of 2000 of $728 million decreased $50 million from $778 million in 1999, as increased volume of approximately $26 million was offset by the effects of a strong U.S. dollar and lower pricing of approximately $42 million and $40 million, respectively.

Profit before taxes for the second quarter of 2000 of $59 million increased $19 million from $40 million in 1999. Excluding the net change in restructuring charges of approximately $6 million, profit before taxes increased $13 million. The higher profit before taxes resulted from cost reductions of approximately $36 million, operational efficiencies of approximately $14 million and higher volume of approximately $6 million, which were offset by lower pricing of approximately $40 million and the effects of a strong U.S. dollar of approximately $5 million.

Sales for the six months ended June 30, 2000 of $1,488 million decreased $86 million from $1,574 million in 1999 as increased volume of approximately $74 million was offset by the effects of a strong U.S. dollar and lower pricing of approximately $86 million and $83 million, respectively.

Profit before taxes for the six months ended June 30, 2000 of $73 million decreased $20 million from $93 million in 1999. Excluding approximately $32 million of unusual items consisting of claims and threatened litigation and the net change in restructuring charges, profit before taxes increased approximately $12 million. Lower pricing of approximately $83 million was partially offset by cost reductions of approximately $74 million and profit from the increased volume of approximately $17 million.

Chassis Systems


                                Second quarter ended                                   Six months ended
(In millions)                         June 30                                               June 30
                   -----------------------------------------------     --------------------------------------------------
                                                          Percent                                               Percent
                      2000         1999      Change     Inc (Dec)          2000         1999      Change      Inc (Dec)
                      ----         ----      ------     ---------          ----         ----      ------      ---------
Sales               $1,511       $1,538       ($27)        (2%)           $3,039       $2,152      $887          41%
Profit before
  taxes                112           69         43         62%               191          104        87          84%

Sales for the second quarter of 2000 of $1,511 million decreased $27 million from $1,538 million in 1999. Excluding the effects of divestitures of approximately $35 million, sales increased $8 million as increased volume of approximately $68 million was partially offset by the effects of a strong U.S. dollar of approximately $62 million.

Profit before taxes for the second quarter of 2000 of $112 million increased $43 million from $69 million in 1999. Excluding unusual items of approximately $37 million consisting of the net change in restructuring charges of approximately $40 million and the effects of divestitures of approximately $3 million, profit before taxes increased $6 million. Cost reductions of approximately $23 million were offset by lower pricing of approximately $10 million and production inefficiencies of approximately $7 million.

Sales for the six months ended June 30, 2000 of $3,039 million increased $887 million from $2,152 million in 1999, mainly due to the inclusion of LucasVarity in the first quarter of 2000 of approximately $894 million. Excluding the effects of divestitures and the inclusion of LucasVarity of approximately $58 million, sales increased $51 million. Increased volume of approximately $130 million was partially offset by the effects of a strong U.S. dollar of approximately $87 million.

Profit before taxes for the six months ended June 30, 2000 of $191 million increased $87 million from $104 million in 1999. Excluding the net effect of unusual items of approximately $17 million consisting of warranty charges, loss on the sale of a business, the net change in restructuring charges and the prior year one-time noncash effect of the LucasVarity inventory write-up, profit before taxes increased $70 million. The higher profit before taxes resulted primarily from the inclusion of LucasVarity in the first quarter of 2000 of approximately $80 million, cost reductions of approximately $24 million and increased volume of approximately $12 million offset in part by lower pricing of approximately $17 million and production inefficiencies of approximately $11 million.

Automotive Electronics


                                Second quarter ended                                   Six months ended
(In millions)                          June 30                                              June 30
                    ----------------------------------------------     --------------------------------------------------
                                                          Percent                                               Percent
                      2000       1999      Change        Inc (Dec)         2000         1999      Change      Inc (Dec)
                      ----       ----      ------        ---------         ----         ----      ------      ---------
Sales                 $437       $540      $(103)         (19%)            $909         $857       $52           6%
Profit before
  taxes                 33         26          7           27%               65           48        17          36%

Sales for the second quarter of 2000 of $437 million decreased $103 million from $540 million in 1999. Excluding the effects of divestitures of approximately $61 million, sales decreased $42 million primarily due to lower volume of approximately $25 million and the effects of a strong U.S. dollar of approximately $15 million.

Profit before taxes for the second quarter of 2000 of $33 million increased $7 million from $26 million in 1999. Excluding the effects of divestitures of approximately $4 million and the net change in restructuring charges of approximately $2 million, profit before taxes increased $9 million primarily due to cost reductions of approximately $11 million offset in part by lower volume of approximately $4 million.

Sales for the six months ended June 30, 2000 of $909 million increased $52 million from $857 million in 1999. Excluding the effects of divestitures of approximately $61 million, sales increased $113 million primarily due to the inclusion of LucasVarity sales in the first quarter of 2000 of approximately $148 million which was offset by the strong effect of the U.S. dollar of approximately $28 million and lower pricing of approximately $6 million.

Profit before tax for the six months ended June 30, 2000 of $65 million increased $17 million from $48 million in 1999. Cost reductions of approximately $21 million and the inclusion of LucasVarity in the first quarter of approximately $9 million were offset in part by lower pricing of approximately $6 million and a higher research and development costs of approximately $5 million.

Other Automotive


                                Second quarter ended                                   Six months ended
(In millions)                          June 30                                              June 30
                    ----------------------------------------------     --------------------------------------------------
                                                          Percent                                               Percent
                      2000       1999       Change      Inc (Dec)          2000         1999      Change      Inc (Dec)
                      ----       ----       ------      ---------          ----         ----      ------      ---------
Sales                 $217       $437       $(220)        (50%)            $492         $675      $(183)        (27%)
Profit before
  taxes                 23         24          (1)         (4%)              82           50         32          64%

Sales for the second quarter of 2000 of $217 million decreased $220 million from $437 million in 1999, primarily due to the effects of divestitures of approximately $225 million.

Profit before taxes for the second quarter of 2000 of $23 million decreased $1 million from $24 million in 1999. Excluding the effects of the divestitures of approximately $8 million and the net change in restructuring charges of approximately $3 million, profit before taxes increased $10 million. The higher profit before taxes resulted from cost reductions and operational efficiencies of approximately $10 million.

Sales for the six months ended June 30, 2000 of $492 million decreased $183 million from $675 million in 1999, primarily due to the effects of divestitures of $228 million.

Profit before tax for the six months ended June 30, 2000 of $82 million increased $32 million from $50 million in 1999, primarily due to the gain on sale of Nelson Stud Welding of approximately $31 million.

During the first quarter of 2000, the Company completed the disposition of Lucas Diesel Systems, Nelson Stud Welding and the remaining LucasVarity wiring business. Sales of the businesses divested included in the Other Automotive segment were approximately $336 million for the quarter ended June 30, 1999 and for the six months ended June 30, 2000 and 1999 were approximately $56 million and $389 million, respectively.


Automotive Restructuring

On July 29, 1998, the Company announced actions to enhance profit margins of the legacy automotive businesses. To implement the program, the Company expects to record before-tax charges of up to $150 million by the end of 2000. To date, the Company has recorded restructuring expenses of $133 million, of which $14 million was recorded for the quarter ended June 30, 2000 and $29 million was recorded for the first half of 2000. The Company closed one plant during the first quarter of 2000, bringing the total to twelve. Three additional plants are currently in the process of closure or sale. The Company has reduced employee headcount by more than 6,300 against a goal of 7,500.

In addition, the Company approved several restructuring actions including the integration of the LucasVarity automotive businesses with the legacy TRW automotive businesses. The Company recorded approximately $45 million of restructuring costs, primarily severance, as part of the purchase price allocation. During 1999, $14 million was used primarily for severance payments and $8 million was used during the second quarter of 2000 for severance. The remaining balance of $23 million is expected to be used during 2000 and through the third quarter of 2001.


Aerospace & Information Systems Segments

Space & Electronics


                                  Second quarter ended                                 Six months ended
(In millions)                            June 30                                            June 30
                      ----------------------------------------------    ------------------------------------------------
                                                           Percent                                            Percent
                        2000       1999     Change        Inc (Dec)        2000         1999     Change       Inc (Dec)
                        ----       ----     ------        ---------        ----         ----     ------       ---------
Sales                   $467       $453      $14             3%            $953         $914     $  39            4%
Profit before
  taxes                  143        139        4             3%             370          222       148           66%

Sales of $467 million for the second quarter of 2000 increased $14 million from $453 million in 1999, primarily due to sales from new awards, including the start-up in the commercial satellite communication line of business, of approximately $71 million offset in part by lower volume on several defense programs nearing completion or completed during the quarter of approximately $54 million.

Profit before taxes for the second quarter 2000 and 1999 was $143 million and $139 million, respectively. Profit before taxes in the second quarter 2000 included unusual items of approximately $43 million related to gains on the sales of shares of RFMD common stock and $52 million related to the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave Corporation. Profit before taxes in the second quarter 1999 included unusual items of $79 million related to gains on the sales of shares of RFMD common stock. Excluding unusual items, profit before taxes for the second quarter 2000 decreased $12 million, as lower volume on several defense programs nearing completion or completed during the quarter of approximately $17 million was partially offset by sales from new awards, including the start-up in the commercial satellite communication line of business of approximately $11 million.

Sales of $953 million for six months ended June 30, 2000 increased $39 million from $914 million in 1999, primarily due to sales from new awards, including the start-up in the commercial satellite communication line of business, of approximately $135 million and higher volume on existing core programs of approximately $10 million offset in part by lower volume on several defense programs nearing completion or completed during the year of approximately $80 million and the termination of the SBIRS Low demonstration and validation contract of approximately $35 million.

Profit before tax for the six months ended June 30, 2000 increased $148 million from $222 million in 1999 due to a net increase in gains of $94 million related to RFMD compared to the prior year, a net gain of $52 million related to the Endwave merger and approximately $18 million due to sales from new awards, including the start-up in the commercial satellite communication line of business, which were offset in part by $11 million of charges for a capped cost reimbursable contract for the U.S. Army.


Systems & Information Technology


                                  Second quarter ended                                Six months ended
(In millions)                           June 30                                            June 30
                     -----------------------------------------------    ----------------------------------------------
                                                          Percent                                            Percent
                       2000        1999     Change        Inc (Dec)        2000        1999     Change       Inc (Dec)
                       ----        ----     ------        ---------        ----        ----     ------       ---------
Sales                  $837        $757      $80            11%           $1,611      $1,410     $201           14%
Profit before
  taxes                  77          52       25            50%              124          58       66          114%

Sales for the second quarter of 2000 of $837 million increased $80 million from $757 million in 1999, primarily due to new business of approximately $50 million and higher volume on existing programs, including space and missile defense systems contracts and the U.S. Census program, of approximately $65 million. The higher sales were offset by lower volume on contracts nearing completion or completed during the quarter of approximately $37 million.

Profit before taxes for the second quarter 2000 of $77 million increased $25 million from $52 million in 1999, primarily due to the gain on exchange of the Company's interest in Paracel Inc. for shares in Celera Genomics Corporation of approximately $23 million.

Sales for the six months ended June 30, 2000 of $1,611 million increased $201 million from $1,410 million in 1999, primarily due to higher volume on an existing programs, including space and missile systems contracts and U.S. Census and Treasury communications programs of approximately $179 million and new business of approximately $95 million. The higher sales were offset by lower volume on contracts nearing completion or completed during the year of approximately $77 million.

Profit before taxes for the six months ended June 30, 2000 of $124 million increased $66 million from $58 million in 1999. Profit before taxes for the six months ended June 30, 2000 included unusual items of a gain on exchange of the Company's interest in Paracel Inc. of approximately $23 million and a charge for a commercial fixed-price contract of approximately $33 million for the six months ended June 30, 1999. Excluding unusual items, profit before taxes for the six months ended June 30, 2000 increased $10 million primarily due to new business of approximately $11 million.

Aeronautical Systems


                                  Second quarter ended                                Six months ended
(In millions)                           June 30                                            June 30
                     -----------------------------------------------    ----------------------------------------------
                                                          Percent                                            Percent
                       2000        1999     Change        Inc (Dec)        2000        1999     Change       Inc (Dec)
                       ----        ----     ------        ---------        ----        ----     ------       ---------
Sales                  $279        $282      $(3)           (1%)           $549        $300      $249           83%
Profit before
  taxes                  39          30        9            31%              66          32        34          109%

Sales for the second quarter of 2000 and 1999 were $279 million and $282 million, respectively. The decrease in sales is due to lower volume of approximately $11 million and the effects of the strong U.S. dollar of approximately $11 million partially offset by an increase in sales from an acquisitions made subsequent to the second quarter in 1999 of approximately $19 million.

Profit before taxes for the second quarter of 2000 of $39 million increased $9 million from $30 million in 1999 due to production efficiencies and cost reductions of approximately $15 million offset in part by the effects of the strong U.S. dollar of approximately $3 million.

Sales and profit before taxes for the Aeronautical Systems segment of $549 million and $66 million, respectively, for the first half of 2000, reflect an entire six months of sales and profit before taxes compared to the first half of 1999 which only includes sales and profit before taxes for the period March 25, 1999, the date of acquisition, through June 30, 1999.

The Company recorded approximately $54 million as a component of the purchase price allocation for severance and other costs to close certain facilities of the Aeronautical Systems segment. The cost was included in the purchase price allocation and reported in other accruals. During 1999, $9 million of the reserve was used for severance and lease termination costs. During the first and second quarters of 2000, the reserve was reduced by $4 million and $2 million, respectively, for severance. The balance of $39 million at June 30, 2000 will be used primarily for severance payments in the remainder of 2000 and the first half of 2001.


ACQUISITIONS

ENDWAVE CORPORATION

On March 31, 2000, Endgate Corporation merged with TRW Milliwave Inc., a wholly-owned subsidiary of the Company. Endgate was the surviving corporation in the merger and changed its name to Endwave Corporation. The financial statements of Endwave are consolidated with the Company's financial statements as the Company has a 52.6 percent majority ownership interest in Endwave.

The merger was accounted for as a purchase. Assets and liabilities of Endgate were recorded at their respective fair values by an independent appraisal. In-process research and development was determined using the income approach under the proportional method.

The purchase price allocation resulted in $12 million, $6 million after the effect of minority interest, for the fair value of five acquired in-process research and development projects that had not reached technological feasibility and had no alternative future use; $16 million for technology; $7 million for other identifiable intangible assets; $25 million for operating assets and liabilities; and goodwill of approximately $79 million.

Goodwill and identifiable intangible assets are being amortized on a straight-line basis over six years.

The Company recorded a net gain of $52 million, $34 million after tax, for the excess of fair value of the Company's ownership interest in Endgate that exceeded the book value of Milliwave.

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

Restructuring costs, primarily severance, included in the purchase price allocation were approximately $108 million. The reserve was established for facility consolidations, relocation of certain facilities, elimination of the LucasVarity corporate facilities and divestiture of nonstrategic or inefficient facilities in the automotive and aerospace businesses. The balance at June 30, 2000, reported in other current liabilities, was $64 million and will be used primarily for severance payments during the remainder of 2000 and through the third quarter of 2001.

See the "Acquisitions" note to Financial Statements for further discussion of the acquisition of LucasVarity.


LIQUIDITY AND FINANCIAL POSITION

In the first six months of 2000, proceeds from divestitures of $1,396 million, operating activities of $402 million and other items of $57 million were used primarily for debt payments of $1,454 million, capital expenditures of $312 million and dividend payments of $82 million. As a result, cash and cash equivalents increased $7 million. In the first six months of 1999, a net increase in debt of $6,598 million, cash flow provided by operating activities of $346 million and proceeds from divestitures of $91 million were used to fund acquisitions of $6,049 million, capital expenditures of $356 million, dividend payments of $80 million and other items of $24 million. As a result, cash and cash equivalents increased by $526 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt, less cash and cash equivalents) was $6.8 billion at June 30, 2000, compared to $8.3 billion at December 31,1999. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) was 68 percent at June 30, 2000 and 75 percent at December 31, 1999. The percentage of fixed rate debt to total debt was 61 percent at the end of the second quarter 2000 compared to 46 percent at the end of 1999.

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

During the second quarter of 2000, the Company entered into a $50 million forward-starting fixed interest rate swap as a hedge of future long-term debt issuance. In connection with the issuance of $500 million of 8.75% Notes due 2006, the Company terminated $250 million of forward-starting fixed interest rate swaps at a gain of $7 million. The gain will be amortized over the life of the long-term debt issued as a reduction of interest expense. The fair market value of the total interest rate swap agreements is a liability of approximately $5 million at June 30, 2000.

During the first quarter, the Company also completed an issuance utilizing the Universal Shelf Registration Statement of $300 million of medium term notes due March 2002. The proceeds of the offering were used to reduce commercial paper. The interest rate is a floating rate based on a three-month LIBOR.

During the second quarter of 2000, the Company voluntarily reduced the $2.3 billion revolving credit agreement by $300 million. The Company also completed an issuance utilizing the Universal Shelf Registration Statement of $500 million of 8.75% Notes due 2006. The proceeds of this offering were used to repay commercial paper.

At June 30, 2000, $200 million of short-term obligations were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

The Company established a $2.5 billion Universal Shelf Registration Statement during 1999 with $1.7 billion remaining available at June 30, 2000. Securities that may be issued under this shelf registration statement include debt securities, common stock, warrants to purchase debt securities, warrants to purchase common stock, stock purchase contracts and stock purchase units.

Subsequent to the acquisition of LucasVarity, the Company established a goal of reducing its net debt by $2.5 billion by the end of 2000. As of June 30, 2000, net debt had been reduced by approximately $1.5 billion during the first six months of 2000. Combined with the $1.0 billion of net debt reduction achieved in 1999 since the acquisition of Lucas Varity, the debt reduction goal was achieved. The Company established a new goal to achieve an incremental $300 million of debt reduction by the end of the year. The Company intends to achieve additional debt reduction through operating cash flow, working capital improvements, sale of non-core businesses, disposal of nonrevenue producing assets and management of expenditures.

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

During the first quarter of 2000, the Company sold 2.2 million shares of RFMD common stock for $181 million and 422,500 shares were sold for $44 million during the second quarter of 2000. At June 30, 2000, the Company owned approximately 11.5 million shares, including the 2 million shares the Company pledged to secure its obligations under the forward sales agreements. The fair value of the Company's investment in RFMD at June 30, 2000 was approximately $1 billion and has been reflected in the balance sheet of the Company in investments in affiliated companies.

At June 30, 2000, the Company had a working capital deficiency of approximately $1.4 billion primarily due to the issuance of debt incurred to purchase LucasVarity. Management believes that sufficient resources, from funds generated by operations, dispositions and existing borrowing capacity, are available to maintain liquidity.


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

Based on the Company's interest rate exposure on variable rate borrowings at June 30, 2000, including fixed-rate borrowings exposed due to an interest rate swap, a one-percentage-point increase in the average interest rate on the Company's variable rate borrowings would increase future interest expense by approximately $2 million per month.

Based upon the Company's interest rate exposure with regard to forward starting interest rate swaps outstanding at June 30, 2000, a 10 percent decrease in fixed interest rates would result in a $3 million loss in fair value. Based on the Company's exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at June 30, 2000, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a $94 million loss in fair value.

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

Refer to the "Forward Exchange Contracts" and the "Interest Rate Swap Agreements" notes to Financial Statements for further discussion of derivative instruments as of June 30, 2000.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

During 1996, the Company was advised by the United States Department of Justice
(DOJ) that it had been named as a defendant in two lawsuits brought by a former employee of the Company's former Space & Technology Group and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, the former employee filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, the former employee withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to the former employee's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations against the Company contained therein. At the same time, the Company filed counterclaims against both the former employee and the federal government. On July 20, 1998, both the former employee and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against the former employee and the federal government and took under advisement the former employee's motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company's subcontracts. On August 6, 1999, the Government filed its Second Amended Complaint, which incorporated vouchers, progress payment requests, and invoices submitted by the Company to higher tier Government contractors among the class of allegedly false claims challenged by the Government. On September 29, 1999, the former employee filed his Second Amended Complaint, which incorporated subcontracts performed by the Company for higher tier Government contractors among the class of contracts under which allegedly false claims were presented, and added allegations relating to certain of the former employee's pre-existing claims. On May 9, 2000, the Company voluntarily dismissed its remaining counterclaims against the former employee, with prejudice. On July 10, 2000, the DOJ filed a motion seeking permission to intervene in the 1995 lawsuit, which motion has not yet been heard by the court. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.

In 1992, Vinnell Mining & Minerals Corporation and Atlas Corporation, an unrelated third party, entered into a Consent Decree with the United States Environmental Protection Agency with respect to an operable unit of the Atlas Asbestos Mine Superfund site in Fresno County, California. Vinnell Mining & Minerals Corporation is a wholly-owned indirect subsidiary of BDM International, Inc. that was acquired by the Company in December 1997. The Consent Decree provides, among other things, for the remediation of the site and reimbursement of oversight costs upon submission of appropriate documentation to Vinnell and Atlas. In 1999, Vinnell and Atlas filed a Petition for Dispute Resolution in the U.S. District Court for the Eastern District of California to obtain judicial review of the oversight cost documentation requirements. In April 2000, the United States Department of Justice filed a motion for penalties in this matter, requesting that the court impose penalties in addition to the reimbursement of oversight costs. The Company has placed the amount of all claimed oversight costs into escrow awaiting final decision of the court and believes that there is no basis for the imposition of penalties. The Company is currently engaged in settlement discussions concerning these claims and management believes that the ultimate resolution of this matter will not have a material effect on the Company's financial condition or results of operations.

See also Part II, Item 1 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


(a)      The Company held its 2000 Annual Meeting of Shareholders on April 26,
         2000.

(b) Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to management's nominees as listed in the proxy statement; and all of such nominees were elected.

(c) David M. Cote was elected a Director of the Company with 105,701,416 votes for election, 1,191,147 votes withheld from voting and 15,312,217 shares not voted, including broker non-votes.

         Joseph T. Gorman was elected a Director of the Company with 104,661,224 votes for election, 2,231,339 votes withheld from voting and 15,312,217 shares not voted, including broker non-votes.

         Karen N. Horn was elected a Director of the Company with 105,538,122 votes for election, 1,354,441 votes withheld from voting and 15,312,217 shares not voted, including broker non-votes.

         Lynn M. Martin was elected a Director of the Company with 105,511,467 votes for election, 1,381,096 votes withheld from voting and 15,312,217 shares not voted, including broker non-votes.

         The shareholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 2000 fiscal year with 106,029,147 votes for, 357,023 votes against, 506,393 votes abstaining and 15,312,217 shares not voted, including broker non-votes.

         The shareholders approved the 2000 TRW Long-Term Incentive Plan with 75,735,624 votes for, 30,135,566 votes against, 1,021,373 abstaining and 15,312,217 shares not voted, including broker non-votes.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         15       Letter re: Unaudited Financial Information

         27       Financial Data Schedule

         99 Computation of Ratio of Earnings to Fixed Charges - Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-89133 on Form S-3 and No. 333-48443 on Form S-3)

(b)      Reports on Form 8-K:

         Current Report on Form 8-K, dated May 31, 2000, regarding TRW's sale of $500 million 8 3/4% Notes due 2006.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRW Inc.



Date:  August 14, 2000                 By: /s/ William B. Lawrence
                                          -----------------------------------
                                            William B. Lawrence
                                            Executive Vice President, General
                                            Counsel and Secretary

                                       By: /s/ Carl G. Miller
                                          -----------------------------------
                                            Carl G. Miller
                                            Executive Vice President
                                            and Chief Financial Officer