Form 10-Q
period 2000-09-30
TRW INC
filed 2000-11-02
CIK 100030

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to _____

                      Commission file number    1-2384
                                            ----------------


                                   TRW Inc.
                                --------------
            (Exact name of registrant as specified in its charter)

                          Ohio                        34-0575430
              ----------------------------------------------------
             (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)        Identification No.)



                   1900 Richmond Road, Cleveland, Ohio 44124
                   -----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (216) 291-7000
                             ---------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X   No___
                                  -----

           As of October 25, 2000, there were 124,346,127 shares of TRW Common Stock, $0.625 par value, outstanding.

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------



Statements of Operations (unaudited)
TRW Inc. and subsidiaries
---------------------------------------------------------------------------------------------------------------------
                                                              Third quarter ended             Nine months ended
                                                                 September 30                    September 30
In millions except per share data                             2000           1999             2000          1999
------------------------------------------------------------------------------------     ----------------------------
Sales                                                       $4,053         $4,462          $13,094       $12,344
Cost of sales                                                3,475          3,567           10,974        10,191
------------------------------------------------------------------------------------     ----------------------------
Gross profit                                                   578            895            2,120         2,153

Administrative and selling expenses                            237            308              815           823
Research and development expenses                              121            159              351           408
Purchased in-process research and
  development                                                    -              -               12            85
Interest expense                                               131            149              393           334
Amortization of goodwill and intangible assets                  38             40              106            81
Other (income)expense-net                                        1             28             (263)          (13)
------------------------------------------------------------------------------------     ----------------------------
Earnings before income taxes                                    50            211              706           435
Income taxes                                                    18             77              265           190
------------------------------------------------------------------------------------     ----------------------------
Net earnings                                                $   32         $  134          $   441       $   245
------------------------------------------------------------------------------------     ----------------------------

------------------------------------------------------------------------------------     ----------------------------
Per share of common stock
  Diluted earnings per share                                $ 0.26         $ 1.08          $  3.52       $  1.99
  Basic earnings per share                                  $ 0.26         $ 1.10          $  3.58       $  2.03
  Dividends declared                                        $  .33         $  .33          $   .66       $   .66
------------------------------------------------------------------------------------     ----------------------------

------------------------------------------------------------------------------------     ----------------------------
Shares used in computing per share
  amounts
     Diluted                                                 125.0          124.0            125.1         123.4
     Basic                                                   123.5          121.4            123.0         120.7
------------------------------------------------------------------------------------     ----------------------------

Balance Sheets (unaudited)
TRW Inc. and subsidiaries
------------------------------------------------------------------------------------------------------------------------------
                                                                                              September            December 31
In millions                                                                                        2000                   1999
------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                                                     $   298                $   228
  Accounts receivable                                                                             2,395                  2,480
  Inventories                                                                                       958                  1,039
  Prepaid expenses                                                                                  125                    202
  Net assets of acquired businesses held for sale                                                     -                    827
  Deferred income taxes                                                                             329                    423
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                              4,105                  5,199

Property, plant and equipment-on the basis of cost                                                7,831                  8,026
  Less accumulated depreciation and amortization                                                  4,289                  4,132
------------------------------------------------------------------------------------------------------------------------------
Total property, plant and equipment-net                                                           3,542                  3,894

Intangible assets
  Goodwill                                                                                        3,810                  3,743
  Other intangible assets                                                                           939                    948
------------------------------------------------------------------------------------------------------------------------------
                                                                                                  4,749                  4,691
  Less accumulated amortization                                                                     467                    360
------------------------------------------------------------------------------------------------------------------------------
Total intangible assets-net                                                                       4,282                  4,331

Investments in affiliated companies                                                               1,064                  1,185
Other notes and accounts receivable                                                                 306                    257
Prepaid pension cost                                                                              2,817                  2,876
Other assets                                                                                        566                    524
------------------------------------------------------------------------------------------------------------------------------
                                                                                                $16,682                $18,266
------------------------------------------------------------------------------------------------------------------------------

Liabilities and shareholders' investment
Current liabilities
  Short-term debt                                                                               $ 1,578                $ 2,444
  Trade accounts payable                                                                          1,677                  1,638
  Current portion of long-term debt                                                                 513                    758
  Other current liabilities                                                                       2,069                  1,889
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                         5,837                  6,729

Long-term liabilities                                                                             2,031                  1,991
Long-term debt                                                                                    4,835                  5,369
Deferred income taxes                                                                             1,017                  1,352
Minority interests in subsidiaries                                                                  199                    113

Capital stock                                                                                        78                     76
Other capital                                                                                       472                    465
Retained earnings                                                                                 2,658                  2,312
Treasury shares-cost in excess of par value                                                        (472)                  (549)
Accumulated other comprehensive income(loss)                                                         27                    408
------------------------------------------------------------------------------------------------------------------------------
Total shareholders' investment                                                                    2,763                  2,712
------------------------------------------------------------------------------------------------------------------------------
                                                                                                $16,682                $18,266
------------------------------------------------------------------------------------------------------------------------------

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries
------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Nine months ended
                                                                                                      September 30
In millions                                                                                        2000              1999
------------------------------------------------------------------------------------------------------------------------------
Operating activities
Net earnings                                                                                    $   441           $   245
Adjustments to reconcile net earnings to net cash
   provided by operating activities:
      Depreciation and amortization                                                                 620               585
      Purchased in-process research and development                                                  12                85
      ICO Global investment write-off                                                                 -                79
      Air bag facilities consolidation                                                               55                 -
      Gain on sale of nonoperating assets                                                          (239)             (112)
      Gain on Endwave merger                                                                        (57)                -
      Pension income                                                                               (190)             (128)
      Deferred income taxes                                                                          72               (76)
      Other-net                                                                                      32                49
Changes in assets and liabilities, net of effects of
   businesses acquired or sold:
      Accounts receivable                                                                           (64)               95
      Inventories                                                                                     3                53
      Trade accounts payable                                                                        130              (106)
      Prepaid expenses and other liabilities                                                         32               366
      Other-net                                                                                     (54)               15
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                           793             1,150
-------------------------------------------------------------------------------------------------------------------------

Investing activities
Net proceeds from divestitures                                                                    1,431               157
Capital expenditures including other intangibles                                                   (475)             (540)
Acquisitions, net of cash acquired                                                                   21            (6,083)
Other-net                                                                                           (79)             (169)
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by(used in) investing activities                                                  898            (6,635)
-------------------------------------------------------------------------------------------------------------------------
Financing Activities
(Decrease)increase in short-term debt                                                              (964)            1,784
Proceeds from debt in excess of 90 days                                                           1,283             5,923
Principal payments on debt in excess of 90 days                                                  (1,897)           (1,772)
Dividends paid                                                                                     (123)             (120)
Other-net                                                                                            40               (30)
-------------------------------------------------------------------------------------------------------------------------
Net cash (used in)provided by financing activities                                               (1,661)            5,785
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash flows                                                        40               (89)
-------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                                70               211
Cash and cash equivalents at beginning of period                                                    228                83
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $   298           $   294
-------------------------------------------------------------------------------------------------------------------------

Operating Segments (unaudited)
TRW Inc. and subsidiaries
----------------------------------------------------------------------------------------------------------------------------------
                                                            Third quarter ended                         Nine months ended
                                                                September 30                              September 30
In millions                                                 2000           1999                      2000              1999
-------------------------------------------------------------------------------------         ------------------------------------
Sales
   Occupant Safety Systems                                 $  639         $  694                   $ 2,127            $ 2,268
   Chassis Systems                                          1,301          1,436                     4,340              3,588
   Automotive Electronics                                     378            330                     1,287              1,187
   Other Automotive                                           179            477                       671              1,152
   Space & Electronics                                        463            498                     1,416              1,412
   Systems & Information Technology                           836            745                     2,447              2,155
   Aeronautical Systems                                       257            282                       806                582
-------------------------------------------------------------------------------------         ------------------------------------
Sales                                                      $4,053         $4,462                   $13,094            $12,344
-------------------------------------------------------------------------------------         ------------------------------------


Profit(loss) before taxes
   Occupant Safety Systems                                 $  (19)        $   45                   $    54            $   138
   Chassis Systems                                             67             91                       258                195
   Automotive Electronics                                      11             30                        76                 78
   Other Automotive                                             7             35                        89                 85
   Space & Electronics                                         41             17                       411                239
   Systems & Information Technology                            57             54                       181                112
   Aeronautical Systems                                        35             33                       101                 65
-------------------------------------------------------------------------------------         ------------------------------------
                                                              199            305                     1,170                912

Purchased in-process research and
   development                                                  -              -                       (12)               (85)
Corporate expense and other                                   (69)             6                      (218)              (141)
Pension income                                                 52             61                       163                119
Financing costs                                              (132)          (161)                     (397)              (370)
-------------------------------------------------------------------------------------         ------------------------------------
Earnings before income taxes                               $   50         $  211                   $   706            $   435
-------------------------------------------------------------------------------------         ------------------------------------

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


Cash and Cash Equivalents
-------------------------

Cash and cash equivalents consist of the following:

                                               September 30        December 31
(In millions)                                          2000               1999
                                              --------------------------------
Cash and cash equivalents                             $ 228              $ 228
Short-term securities                                    70                  -
                                                      -----              -----
Total cash and cash equivalents                       $ 298              $ 228
                                                      -----              -----

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Short-term securities are stated at fair value based on quoted market prices.


Acquisitions
------------

Endwave Corporation

On March 31, 2000, Endgate Corporation merged with TRW Milliwave Inc., a wholly-owned subsidiary of the Company. Endgate was the surviving corporation in the merger and changed its name to Endwave Corporation. The financial statements of Endwave are consolidated with the Company's financial statements as the Company has a 52.6 percent majority ownership interest in Endwave as of September 30, 2000.

The merger was accounted for as a purchase. Assets and liabilities of Endgate were recorded at their respective fair values by an independent appraisal. In-process research and development was determined using the income approach under the proportional method.

The purchase price allocation resulted in $12 million, $6 million after the effect of minority interest, for the fair value of five acquired in-process research and development projects that had not reached technological feasibility and had no alternative future use; $16 million for core and developed technology; $7 million for other identifiable intangible assets; $25 million for operating assets and liabilities; and goodwill of approximately $79 million.

Goodwill and identifiable intangible assets are being amortized on a straight-line basis over six years.

The Company recorded a net gain of $53 million, $35 million after tax, for the excess of fair value of the Company's ownership interest in Endgate that exceeded the book value of Milliwave.

In October 2000, Endwave completed an initial public offering and as a result the Company's ownership interest is approximately 43 percent. The investment will be accounted for on the equity method.

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

Total restructuring costs for the automotive, aerospace and corporate LucasVarity businesses, primarily severance, recorded in the purchase price allocation were $108 million, of which $29 million was paid in 1999 and $11 million and $26 million were paid in the third quarter of 2000 and nine months ended September 30, 2000, respectively. The balance of $53 million is expected to be paid during the fourth quarter of 2000 through the fourth quarter of 2001.

The final allocation of the purchase price is summarized as follows:

(In millions)
-------------------------------------------------------------------------------
Cash purchase price                                                     $ 6,715

Cash and cash equivalents                                                   781
Accounts receivable                                                         883
Inventory                                                                   529
Net assets of businesses held for sale                                      872
Prepaid expenses                                                            137
Current deferred income taxes                                               105
Property, plant and equipment                                             1,248
Intangible assets                                                           517
Prepaid pension costs                                                     2,399
Other assets                                                                523
-------------------------------------------------------------------------------
                                                                          7,994

Accounts payable                                                           (700)
Other accruals                                                           (1,235)
Debt                                                                       (877)
Long-term liabilities                                                      (790)
Long-term deferred income taxes                                            (701)
-------------------------------------------------------------------------------
                                                                         (4,303)

Minority interest                                                           (28)

Purchased in-process research and development                                85
-------------------------------------------------------------------------------
Goodwill                                                                $ 2,967
-------------------------------------------------------------------------------

Goodwill is being amortized on a straight-line basis over 40 years. Identifiable intangible assets are being amortized on a straight-line basis over useful lives ranging from 5 to 30 years.

The following pro forma financial information for the nine months ended September 30, 1999, assumes the LucasVarity acquisition occurred as of the beginning of the period, after giving effect to certain adjustments, including the amortization of intangible assets, interest expense on acquisition debt, depreciation based on the adjustments to the fair market value of the property, plant and equipment acquired, write-off of purchased in-process research and development, incremental pension income and related income tax effects. The pro forma results have been prepared for informational purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the acquisition of LucasVarity been effected on the date indicated. The pro forma results do not include the effects of companies divested subsequent to the date of acquisition. The consolidated statement of operations for the quarter ended September 30, 2000 and 1999, and the nine months ended September 30, 2000, reflects LucasVarity's operations.

                                                             Nine months ended
(In millions except per share data)                         September 30, 1999
-------------------------------------------------------------------------------
Sales                                                                $13,970
Net earnings                                                             400
Diluted earnings per share                                              3.24
-------------------------------------------------------------------------------


Restructurings
--------------

On July 29, 1998, the Company announced actions intended to enhance the legacy TRW automotive businesses' profit margin, which would result in pre-tax charges of up to $150 million by the end of 2000. Legacy TRW automotive refers to the Company's automotive businesses prior to the acquisition of LucasVarity. To date, the Company has recorded restructuring expenses of $147 million, of which $14 million was recorded in the third quarter of 2000 and $43 million in the nine months ended September 30, 2000. The Company expects to record approximately $15 million in the fourth quarter of 2000, which will complete the program. Other accruals at September 30, 2000 and December 31, 1999 are $36 million and $35 million, respectively, relating to severance costs and plant closings. During the third quarter of 2000, $3 million was used for severance payments and $8 million was used for plant closings. For the nine months ended September 30, 2000, $11 million was used for severance payments and $31 million was used for plant closings. The balance of $36 million will be used primarily for severance costs and plant closings during the fourth quarter of 2000 and the first half of 2001.

In addition, during the third quarter of 2000, the Company announced plans to consolidate operations of its Mesa air bag manufacturing facilities. As result of this decision, the Company recorded an asset impairment and a restructuring charge of approximately $52 million and $3 million, respectively, in Cost of Sales. A comparison of projected future cash flows for the Mesa I facility and the carrying value of the assets indicated that the assets were impaired. Property, plant and equipment were written down to fair value on the basis of discounted estimated future cash flows and future salvage value of the assets. Included in the restructuring charge are costs associated with future lease obligations. The Company expects the restructuring plan to be completed by the first half of 2002.


Forward Exchange Contracts
--------------------------

The Company enters into forward exchange contracts that hedge firm foreign currency commitments, anticipated transactions and certain intercompany transactions. At September 30, 2000, the Company had contracts outstanding with a notional amount of $1 billion denominated principally in the U.S. dollar, the Euro, the Canadian dollar, the French franc and the British pound, maturing at various dates through January 2007.

The combined fair market value of the forward exchange contracts was a liability of approximately $10 million at September 30, 2000. The fair market value of forward contracts at December 31, 1999 was an asset of $75 million. Changes in market value of the contracts that hedge firm foreign currency commitments and intercompany transactions are generally included in the basis of the transactions. Changes in the market value of the contracts that hedge anticipated transactions are generally recognized in earnings.

Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and the Company anticipates that these financial institutions will satisfy their obligations under the contracts.

Interest Rate Swap Agreements
------------------------------

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

During the third quarter of 2000, the Company's obligation on two $50 million forward-starting fixed interest rate swaps was changed to two $50 million floating-to-fixed interest rate swaps.

The fair market value of the total outstanding interest rate swap agreements is a liability of approximately $6.1 million at September 30, 2000. Net payments or receipts under the agreements will be recognized as an adjustment to interest expense. The agreements were entered into with major financial institutions. The Company anticipates that the financial institutions will satisfy their obligations under the agreements. No collateral is held in relation to the agreements.


Forward Sale Agreements
-----------------------

During the first quarter of 2000, the Company monetized 2 million shares of its holdings in RF Micro Devices, Inc. (RFMD) through the execution of three forward sale agreements maturing in February 2003, August 2003 and February 2004.
During August 2000, RFMD effected a 2-for-1 stock split, thereby doubling the number of shares currently held by the Company. The Company received cash proceeds of $168 million in consideration for its agreement to deliver up to 4 million shares of RFMD common stock, in the aggregate, upon maturity of the contracts. The actual number of shares to be delivered upon maturity of each agreement will be determined on the basis of a formula set forth in the agreements, comparing the average closing price of the shares for the five trading days preceding the maturity date to the floor price per share. The proceeds from the transactions were used to pay down short-term debt. The up-front proceeds were reduced by a discount of approximately $48 million and will be amortized as interest expense using the effective interest rate method over the life of the agreements. Through the setting of a floor and ceiling price, the forward sales agreements eliminate the Company's exposure to downside market risk, and at the same time, enable the Company to retain potential market appreciation up to the respective ceiling price. Certain terms of the agreements, as restated for the 2-for-1 stock split, are summarized below:


                               February 2003     August 2003      February 2004
                                   Agreement       Agreement          Agreement
--------------------------------------------------------------------------------
Number of shares                   1,333,334       1,333,334          1,333,332
Floor price per share                    $54             $54                $54
Ceiling price per share                   79              86                 93
Up-front proceeds as a
   percent of floor price                80%             78%                75%
--------------------------------------------------------------------------------

The investment in RFMD and the monetization liability are carried at fair market value. Changes in fair market value of the Company's shares of RFMD, including the 4 million shares monetized, which are limited to changes in stock price between the floor and ceiling, are recorded in the Other Comprehensive Income(Loss) component of Shareholders' Investment.

Prior to the 2-for-1 stock split, the Company sold 2.2 million shares of RFMD common stock for $181 million during the first quarter of 2000 and 422,500 shares were sold for $44 million during the second quarter of 2000. At September 30, 2000, the Company owned approximately 23 million shares, including the 4 million shares the Company pledged to secure its obligations under the forward sales agreements. The fair value of the Company's investment in RFMD at September 30, 2000 was approximately $736 million and has been reflected in the balance sheet of the Company in Investments in Affiliated Companies.

During the third quarter of 2000, the Company monetized its holdings of 229,354 shares in PE Corporation-Celera Genomics Group (Celera) through the execution of a forward sale agreement maturing in December 2003. The Company received cash proceeds of $18.6 million in consideration for its agreement to deliver up to 229,354 shares of Celera common stock, in the aggregate, upon maturity of the contract. The actual number of shares to be delivered upon maturity will be determined on the basis of a formula set forth in the agreement, comparing the closing price of the shares on the maturity date to the floor price per share. The proceeds from the transaction were used to pay down short-term debt. The up-front proceeds were 80% of the floor value of the shares. The $4.7 million discount will be amortized as interest expense over the life of the agreement. Through the setting of a floor and ceiling price, the forward sales agreement eliminates the Company's exposure to downside market risk, and at the same time, enables the Company to retain potential market appreciation up to the respective ceiling price. The floor and ceiling price per share is $102 and $176, respectively.

The investment in Celera and the monetization liability are carried at fair market value. Changes in fair market value of the Company's shares of Celera are limited to changes in stock price between the floor and ceiling and are recorded in the Other Comprehensive Income(Loss) component of Shareholders' Investment. The fair value of the Company's investment in Celera at September 30, 2000 was approximately $23 million and has been reflected in the balance sheet of the Company in Investments in Affiliated Companies.


Comprehensive Income(Loss)
--------------------------

The components of comprehensive income(loss), net of related tax, for the third quarter and first nine months of 2000 and 1999 are as follows:

                                                         Third quarter ended                  Nine months ended
(In millions)                                                September 30                        September 30
                                                      -------------------------           -------------------------
                                                         2000            1999                 2000          1999
                                                         ----            ----                 ----          ----
Net earnings                                            $  32           $ 134                $ 441         $ 245
Foreign currency translation (loss)gain                   (87)            215                 (297)          (95)
Unrealized losses on securities                          (142)             (6)                 (84)          (31)
                                                        -----           -----                -----         -----
Comprehensive income(loss)                              $(197)          $ 343                $  60         $ 119
                                                        -----           -----                -----         -----


The components of accumulated other comprehensive income(loss), net of related tax, at September 30, 2000 and December 31, 1999 are as follows:

                                                                        September 30              December 31
(In millions)                                                                   2000                     1999
                                                                        -------------------------------------------
Foreign currency translation loss                                              $(473)                   $(176)
Unrealized gain on securities                                                    512                      596
Minimum pension liability adjustments                                            (12)                     (12)
                                                                               -----                    -----
Accumulated other comprehensive income(loss)                                   $  27                    $ 408
                                                                               -----                    -----

Divestitures
------------

During the first quarter of 2000, the Company completed the disposition of Lucas Diesel Systems, the remaining LucasVarity wiring company and the Company's Nelson Stud Welding and Australian steering businesses. Sales of the divested businesses included in the Company's third quarter ended September 30, 1999 Statements of Operations were approximately $256 million. For the Company's nine months ended September 30, 2000 and 1999 Statements of Operations, sales of the divested businesses were approximately $56 million and $635 million, respectively. The Company's investment in the LucasVarity wiring company and Lucas Diesel Systems operations was included in the balance sheet in Net Assets of Acquired Businesses Held for Sale at December 31, 1999.


Operating Segments
------------------

The Company reports its businesses in seven operating segments. The Company's automotive businesses are reported as Occupant Safety Systems, Chassis Systems, Automotive Electronics and Other Automotive segments. The Company's aerospace and information systems' businesses are reported as Space & Electronics, Systems & Information Technology and Aeronautical Systems segments.

As a result of the dispositions of Lucas Diesel Systems, Nelson Stud Welding and the remaining LucasVarity wiring company, segment assets for the Other Automotive segment decreased by approximately $925 million during the first nine months of 2000.

Intersegment sales for each segment are as follows:

                                                  Third quarter ended                 Nine months ended
(In millions)                                        September 30                       September 30
                                              ------------------------            -----------------------
                                                   2000           1999                2000           1999
                                                  -----          -----               -----          -----
Occupant Safety Systems                          $    -          $   1               $   2          $   2
Chassis Systems                                       3              2                  12              5
Automotive Electronics                               22             22                  69             49
Other Automotive                                      -             22                   4             39
Space & Electronics                                  15              5                  41             19
Systems & Information Technology                     32             29                  97             84
Aeronautical Systems                                  -              -                   -              -

Corporate expense and other includes approximately $22 million of unrealized foreign exchange loss on hedges of anticipated transactions in the third quarter of 2000 and $22 million of unrealized foreign exchange gains on hedges of anticipated transactions in the third quarter of 1999. Corporate expense and other includes approximately $70 million of unrealized foreign exchange loss on hedges of anticipated transactions for the nine months ended September 30, 2000 and $2 million of unrealized foreign exchange gains on hedges of anticipated transactions for the nine months ended September 30, 1999. In addition, corporate expense and other for the first nine months of 1999 includes $50 million of realized foreign exchange loss related to the acquisition of LucasVarity.

Inventories
-----------

Inventories consist of the following:
                                            September 30        December 31
(In millions)                                       2000               1999
                                             ------------------------------
Finished products and work in process              $ 528             $  612
Raw materials and supplies                           430                427
                                                   -----             ------
                                                   $ 958             $1,039
                                                   -----             ------

Debt and Credit Agreements
--------------------------

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

During the first quarter of 2000, the Company also completed an issuance utilizing its universal shelf registration statement of $300 million of medium term notes due March 2002. The proceeds of this offering were used to repay commercial paper. The interest rate is a floating rate based on a three-month LIBOR.

During the second quarter of 2000, the Company voluntarily reduced its $2.3 billion revolving credit agreement by $300 million. The Company also completed an issuance utilizing the universal shelf registration statement of $500 million of 8.75% Notes due 2006. The proceeds of this offering were used to repay commercial paper.

At September 30, 2000, $200 million of short-term obligations were reclassified to long-term obligations, as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its revolving credit agreements.

Other (Income)Expense-Net
-------------------------

Other (income)expense-net included the following:

(In millions)                                                   Third quarter ended                      Nine months ended
                                                                    September 30                           September 30
                                                             --------------------------             -------------------------
                                                                   2000          1999                   2000          1999
                                                                  -----         -----                  -----         -----
Net gain on sale of assets                                        $   -         $ (17)                 $(262)        $(112)
ICO Global investment write-off                                       -            79                      -            79
Gain on Endwave merger                                               (2)            -                    (57)            -
(Earnings)loss of affiliates                                         (1)           (4)                    (6)          (40)
Foreign currency exchange                                            23           (26)                    66            44
Minority interests                                                    -             6                     18            15
Other income                                                        (39)          (38)                  (100)          (82)
Other expense                                                        20            28                     78            83
                                                                  -----         -----                  -----         -----
                                                                  $   1         $  28                  $(263)        $ (13)
                                                                  -----         -----                  -----         -----

During the first nine months of 2000, the net gain on sale of assets includes the sale of RFMD common stock, the Company's Nelson Stud Welding and Australian steering businesses and the exchange of the Company's interest in Paracel Inc., an affiliate, for shares in Celera Genomics Corporation. In addition, the Company recorded other income of $57 million during the first nine months of 2000 relating to the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave Corporation, of which the Company owns approximately 53 percent as of September 30, 2000.

During the third quarter of 1999, a charge of $79 million was recorded to write-off the Company's investment in ICO Global Communications (Holdings) Limited
(ICO). The Company also sold shares of RFMD common stock resulting in a gain of $17 million during the third quarter of 1999. For the first nine months of 1999, the Company sold shares of RFMD common stock resulting in a gain of $140 million, which includes a gain of $29 million resulting from the shares issued in a registered public offering.

Supplemental Cash Flow Information
----------------------------------

                                                                                                Nine months ended
(In millions)                                                                                      September 30
                                                                                      ------------------------------------
                                                                                               2000             1999
                                                                                              -----            -----
Interest paid (net of amount capitalized)                                                     $ 341            $ 273
Income taxes paid (net of refunds)                                                            $ 135            $ 116


Earnings Per Share
------------------


                                                                         Third quarter ended             Nine months ended
(In millions except per share data)                                         September 30                    September 30
                                                                     -----------------------         ----------------------
                                                                         2000         1999              2000         1999
                                                                         ----         ----              ----         ----
Numerator
  Net earnings                                                         $ 32.0       $133.5            $440.8       $244.9
  Preferred stock dividends                                                .1           .1                .4           .4
                                                                       ------       ------            ------       ------
  Numerator for basic earnings per share-- net
    earnings available to common shareholders                            31.9        133.4             440.4        244.5
  Effect of dilutive securities
    Preferred stock dividends                                              .1           .1                .4           .4
                                                                       ------       ------            ------       ------
  Numerator for diluted earnings per share--
    net earnings available to common shareholders                      $ 32.0       $133.5            $440.8       $244.9
                                                                       ------       ------            ------       ------

Denominator
  Denominator for basic earnings per share--
    weighted-average common shares                                      123.5        121.4             123.0        120.7
  Effect of dilutive securities
    Convertible preferred stock                                            .8           .8                .8           .8
    Employee stock options                                                 .7          1.8               1.3          1.9
                                                                       ------       ------            ------       ------
  Dilutive potential common shares                                        1.5          2.6               2.1          2.7
  Denominator for diluted earnings per share--
    adjusted weighted-average shares after
    assumed conversions                                                 125.0        124.0             125.1        123.4
                                                                       ------       ------            ------       ------


Diluted earnings per share                                             $ 0.26       $ 1.08            $ 3.52       $ 1.99
                                                                       ------       ------            ------       ------
Basic earnings per share                                               $ 0.26       $ 1.10            $ 3.58       $ 2.03
                                                                       ------       ------            ------       ------

New Accounting Pronouncements
-----------------------------

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which summarizes the staff's views regarding the application of generally accepted accounting principles to the recognition, presentation and disclosure of revenue in financial statements. The Company will be implementing SAB No. 101 in the fourth quarter of 2000, and believes that its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and in June 2000, issued SFAS No. 138, which amends and clarifies certain guidance in SFAS No. 133. These statements require the recognition of derivative instruments as assets and liabilities, based on their fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instrument. Upon adoption, the Company will be required to adjust hedging instruments to fair value on the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in Net Earnings or Other Comprehensive Income(Loss), as appropriate.

Management is in the process of analyzing and assessing the impact of the adoption of SFAS No. 133, effective January 1, 2001, on the Company's consolidated results of operations and financial position. Once adopted, changes in the market value of forward contracts that hedge anticipated transactions, which are recorded in Net Earnings under current accounting standards, are expected to be recorded in Other Comprehensive Income (Loss). These statements also provide for the recognition of a cumulative adjustment for an accounting change, as of the date of adoption. The amount of such adjustment, and the effect on the Company's financial position and results of operations during 2001 will depend in part on future derivative transactions entered into prior to January 1, 2001, and the fair value of derivatives held as of such date, and therefore is not determinable at this time. See "Forward Exchange Contract" note to Financial Statements for derivative contracts that, along with other items meeting the definition of a derivative under SFAS No. 133, will be affected.

Reclassifications
-----------------

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.


Contingencies
-------------

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

On March 31, 2000, TRW Vehicle Safety Systems Inc. was served with a putative class action lawsuit filed in Maricopa County Superior Court in the State of Arizona. The lawsuit was filed on behalf of everyone living within a five-mile radius of the Company's air bag manufacturing plant in Mesa, Arizona. The lawsuit alleges that emissions from the plant have caused health problems for residents living near the plant and that the Company concealed information about the potential health risks of its emissions. The lawsuit also alleges that animals and plant life have been injured or destroyed through significant exposure to toxic emissions. Plaintiffs are asking the court to require the Company to institute medical monitoring for the claimants, to conduct various studies regarding, among other things, the risks of sodium azide, to cease operations that release toxic substances into the air and to create a supervised fund to pay for medical screening and monitoring. Plaintiffs are also seeking attorneys' fees and punitive damages. The Company believes there is no valid scientific basis for these claims and intends to defend itself vigorously. The Company is not able to predict the outcome of this lawsuit at this time.

During 1996, the Company was advised by the United States Department of Justice
(DOJ) that the Company had been named as a defendant in two lawsuits brought by a former employee of the Company's former Space & Technology Group and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, the former employee filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, the former employee withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to the former employee's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations against the Company contained therein. At the same time, the Company filed counterclaims against both the former employee and the federal government. On July 20, 1998, both the former employee and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against the former employee and the federal government and took under advisement the former employee's motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company's subcontracts. On August 6, 1999, the Government filed its Second Amended Complaint, which incorporated vouchers, progress payment requests, and invoices submitted by the Company to higher tier Government contractors among the class of allegedly false claims challenged by the Government. On September 29, 1999, the former employee filed his Second Amended Complaint, which incorporated subcontracts performed by the Company for higher tier Government contractors among the class of contracts under which allegedly false claims were presented, and added allegations relating to certain of the former employee's pre-existing claims. On May 9, 2000, the Company voluntarily dismissed its remaining counterclaims against the former employee, with prejudice. On July 10, 2000, the DOJ filed a motion seeking permission to intervene in the 1995 lawsuit, which motion was granted on August 16, 2000. Thereafter, on August 30, 2000, the DOJ and the former employee filed a single consolidated complaint encompassing all of the claims in the 1994 and 1995 lawsuits, as those matters were constituted prior to the filing of the DOJ's July 10, 2000 motion. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.

In 1992, Vinnell Mining & Minerals Corporation and Atlas Corporation, an unrelated third party, entered into a Consent Decree with the United States Environmental Protection Agency with respect to an operable unit of the Atlas Asbestos Mine Superfund site in Fresno County, California. Vinnell Mining & Minerals Corporation is a wholly-owned indirect subsidiary of BDM International, Inc. that was acquired by the Company in December 1997. The Consent Decree provides, among other things, for the remediation of the site and reimbursement of oversight costs upon submission of appropriate documentation to Vinnell and Atlas. In 1999, Vinnell and Atlas filed a Petition for Dispute Resolution in the U.S. District Court for the Eastern District of California to obtain judicial review of the oversight cost documentation requirements. In April 2000, the United States Department of Justice filed a motion for penalties in this matter, requesting that the court impose penalties in addition to the reimbursement of oversight costs. The Company had placed the amount of all claimed oversight costs into escrow awaiting final decision of the court and maintained that there was no basis for the imposition of penalties. On September 6, 2000, the United States District Court Judge entered an opinion and order ordering Vinnell to pay or release from escrow certain of the claimed oversight costs claimed by the United States, plus penalties in the amount of $639,500. All payments have been made in a timely manner. The Company is planning to appeal the order. Management believes that the ultimate resolution of this matter will not have a material effect on the Company's financial condition or results of operations.

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

Independent Accountants' Review Report

Audit Committee of the
Board of Directors
TRW Inc.

We have reviewed the accompanying unaudited balance sheet of TRW Inc. and subsidiaries as of September 30, 2000, the related unaudited statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999 and the unaudited statements of cash flows for the nine-month periods ended September 30, 2000 and 1999, included in the Form 10-Q of TRW Inc. for the quarterly period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TRW Inc. as of December 31, 1999, and the related statements of operations, cash flows, and changes in shareholders' investment for the year then ended, not presented herein, and in our report dated January 21, 2000, we expressed an unqualified opinion on those financial statements. Those financial statements and our report on them are included in the Form 10-K of TRW Inc. for the year ended December 31, 1999. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, included in the Form 10-Q of TRW Inc. for the quarterly period ended September 30, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


/s/ Ernst & Young LLP

Cleveland, Ohio
October 18, 2000

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

RESULTS OF OPERATIONS

(In millions except per share data)

                                   Third quarter ended                            Nine months ended
                                      September 30                                 September 30
                          ---------------------------------------    --------------------------------------
                                                       Percent                                      Percent
                            2000     1999   Change   Inc (Dec)           2000      1999   Change  Inc (Dec)
                            ----     ----   ------   --------            ----      ----   ------  ---------
Sales                     $4,053   $4,462   $ (409)      (9%)         $13,094   $12,344    $ 750         6%
Profit(loss) before
taxes                        199      305     (106)     (35%)           1,170       912      258        28%
Net earnings                  32      134     (102)     (76%)             441       245      196        80%
Diluted earnings
   per share                0.26     1.08    (0.82)                      3.52      1.99     1.53
Effective tax rate          36.0%    36.5%                               37.6%     43.7%

The third quarter 2000 sales were $4.1 billion compared with 1999 sales of $4.5 billion. Sales for the third quarter of 2000 were comparable to the prior year, excluding the effects of a strong U.S. dollar and businesses divested subsequent to the third quarter of 1999, primarily Lucas Diesel Systems. Net earnings and diluted earnings per share for the third quarter of 2000 were $32 million, or $0.26 per share, compared with $134 million, or $1.08 per share, in 1999.

For the third quarter of 2000, unusual items resulted in a net loss of $59 million, or $0.47 per share. The unusual items for the third quarter of 2000 primarily included charges related to the consolidation of two air bag manufacturing operations of approximately $36 million, unrealized losses on foreign currency hedges of $14 million and automotive restructuring charges of $10 million.

For the third quarter of 1999, unusual items reduced net earnings by $13 million, or $0.10 per share. These charges included the write-off of the Company's investment in ICO of $51 million which was offset by income related to the LucasVarity acquisition of $24 million and gains from the sale of assets of $14 million, primarily RFMD stock.

Gross profit of $578 million in the third quarter of 2000 decreased $317 million from $895 million in 1999. The decline in gross profit is attributed primarily to businesses divested and lower gross profit from the automotive businesses and the Space & Electronics segment. Gross profit, as a percentage of sales, was
14.2 percent for the third quarter 2000, compared to 20.1 percent in the third quarter 1999. Gross profit in the third quarter of 2000 included charges related to the consolidation of two air bag manufacturing operations of approximately $55 million, product recall of approximately $10 million, inventory adjustments of approximately $10 million, automotive restructuring expenses of $4 million and pension income from an overfunded pension plan of $62 million. Gross profit in the third quarter of 1999 included pension income of $67 million, income from companies divested of approximately $26 million and expenses from the acquisition of LucasVarity of $27 million. Excluding these items, gross profit, as a percentage of sales, was 14.7 percent for the third quarter of 2000, compared to 18.6 percent in the third quarter of 1999. The decrease in gross margin was attributed to continued pressure on prices, as well as an unfavorable mix of products within the Chassis Systems segment and higher program performance on contracts nearing completion or completed in the third quarter of 1999 and start-up losses from investment in technology initiatives in the Space & Electronics segment. An increase in automotive product launch costs during the quarter also contributed to the reduction.

Administrative and selling expenses of $237 million in the third quarter of 2000 decreased $71 million from $308 million in 1999, due to the effects of businesses divested and cost reductions among all segments.

Research and development expenses of $121 million in the third quarter of 2000 decreased $38 million from $159 million in 1999, primarily due to the effects of businesses divested and lower spending in the automotive businesses somewhat offset by higher spending in the Space & Electronics segment.

Interest expense of $131 million in the third quarter of 2000 decreased $18 million from $149 million in 1999, primarily due to lower average debt in the third quarter of 2000 offset, in part, by higher short-term interest rates and higher interest expense on fixed-rate debt issuances.

Amortization of goodwill and intangible assets of $38 million in the third quarter of 2000 was comparable to $40 million in 1999.

Other (income)expense-net was expense of $1 million in the third quarter of 2000 and expense of $28 million in the third quarter of 1999. Included in 2000 was $22 million related to unrealized foreign exchange losses on hedges of anticipated transactions. Included in 1999 were the write-off of the Company's investment in ICO of $79 million, gains on sales of shares of RFMD common stock of $17 million and income related to the acquisition of LucasVarity of $12 million.

The effective income tax rate was 36 percent in the third quarter of 2000 compared with 36.5 percent in the third quarter of 1999.

Sales for the first nine months of 2000 were $13.1 billion compared with 1999 sales of $12.3 billion. Sales for the first nine months of 2000 increased $750 million due primarily to the inclusion of LucasVarity. Net earnings and diluted earnings per share for the first nine months of 2000 were $441 million, or $3.52 per share, compared with $245 million, or $1.99 per share, in 1999.

For the first nine months of 2000, unusual items increased net earnings by $31 million, or $0.24 per share. The unusual items for the first nine months of 2000 included gains from asset sales, including sales of shares of RFMD common stock and of the Company's Nelson Stud Welding and Australian Steering businesses of $154 million, income relating to the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave Corporation, of which TRW owns 53 percent of $23 million and on the exchange of TRW's interest in Paracel Inc. for shares in Celera Genomics Corporation of $15 million. These gains were partially offset by charges for warranty reserves, claims, and threatened litigation of $49 million, unrealized losses on foreign currency hedges of $45 million, charges relating to the consolidation of two air bag manufacturing operations of approximately $36 million, and for severance and plant closing costs for the automotive restructuring program of $31 million.

For the first nine months of 1999, unusual items resulted in a net loss of $159 million, or $1.29 per share. These charges include the write-off the Company's investment in ICO of $51 million, expenses related to the acquisition of LucasVarity of $43 million; severance and plant closing costs for the automotive restructuring program of $46 million, a one-time noncash charge, with no income tax benefit, related to in-process research and development associated with the LucasVarity acquisition of $85 million, losses on fixed-price contracts of $28 million, offset in part by gains of $94 million primarily from sales of RFMD common stock.

Gross profit of $2,120 million for the first nine months of 2000 decreased 2 percent from $2,153 million in 1999. Gross profit was impacted by the acquisition of LucasVarity, offset by higher charges for automotive restructurings and warranty reserves, claims and product recall. Gross profit, as a percentage of sales, was 16.2 percent for the first nine months of 2000, compared to 17.4 percent in 1999. Gross profit in 2000 included charges relating to the consolidation of two air bag manufacturing operations of approximately $55 million, warranty reserves, claims and product recall of $50 million and automotive restructuring expenses of $24 million, and an inventory adjustment of approximately $10 million. In addition, pension income from an overfunded pension plan added $190 million to gross profit in 2000. Gross profit for the first nine months of 1999 included automotive restructuring expenses of $68 million, pension income of $128 million, income from companies divested of approximately $70 million, losses on fixed-price contracts of $43 million and income from the acquisition of LucasVarity of $19 million.

Administrative and selling expenses of $815 million for the first nine months of 2000 decreased $8 million from $823 million in 1999. This decrease was due to the effects of the businesses divested of approximately $46 million and lower administrative and selling expenses in the automotive businesses, which were negated by higher spending in the Space & Electronics segment and the effect of LucasVarity. The acquisition of the LucasVarity businesses added $110 million in the first quarter of 2000, as the first nine months of 2000 reflect an entire nine months of administrative and selling expenses compared to the first nine months of 1999, which only include administrative and selling expenses for the period March 25, 1999, the date of acquisition, through September 30, 1999.

Research and development expenses of $351 million for the first nine months of 2000 decreased $57 million from $408 million in 1999, primarily due to businesses divested and lower spending in the automotive businesses and the Space & Electronics segment. This decrease was offset by the acquisition of the LucasVarity businesses which added $35 million in the first quarter of 2000, as the first nine months of 2000 reflect an entire nine months of research and development expenses compared to the first nine months of 1999 which only includes research and development expenses for the period March 25, 1999, the date of acquisition, through September 30, 1999.

The Company recorded $12 million for the first nine months of 2000 and $85 million for the first nine months of 1999 for the fair value of in-process research and development associated with the valuation of Endwave Corporation and LucasVarity, respectively.

Interest expense of $393 million for the first nine months of 2000 increased $59 million from $334 million in 1999, primarily due to higher short-term interest rates and higher interest expense on fixed-rate debt issuances, offset by lower debt balances in the first nine months of 2000.

Amortization of goodwill and intangible assets was $106 million for the first nine months of 2000 as compared to $81 million in 1999. The increase of $25 million from 1999 to 2000 primarily resulted from the amortization of intangibles associated with the acquisition of LucasVarity.

Other (income)expense-net was income of $263 million in the first nine months of 2000 and income of $13 million in 1999. Included in 2000 were the following items: gains on sales of shares of RFMD common stock of $217 million, gain on the Endwave merger of $57 million, gain on the sale of Nelson Stud Welding of approximately $31 million, gain on the exchange of Paracel stock of $23 million and $70 million related to unrealized foreign exchange losses on hedges of anticipated transactions. Included in 1999 were gains on sales of shares of RFMD common stock of $140 million, expenses related to the acquisition of LucasVarity of $33 million, the write-off of the Company's investment in ICO of $79 million, and $50 million related to a nonrecurring loss on foreign currency hedges.

The effective tax rate was 37.6 percent for the nine months ended September 30, 2000 compared to 43.7 percent in 1999. Excluding the write-off of purchased in-process research and development of $12 million for the first nine months of 2000 ($6 million after the effect of minority interest) and $85 million for the first nine months of 1999, which have no tax benefit, the effective tax rate would have been 37.3 percent and 36.5 percent for the nine months ended September 30, 2000 and 1999, respectively.

Automotive Segments

Occupant Safety Systems

                                        Third quarter ended                               Nine months ended
(In millions)                              September 30                                       September 30
                       --------------------------------------------         ---------------------------------------------
                                                            Percent                                               Percent
                        2000       1999       Change      Inc (Dec)           2000        1999     Change       Inc (Dec)
                       -----      -----       ------     ----------           ----        ----     ------       ---------
Sales                  $ 639      $ 694        $(55)           (8%)         $2,127      $2,268     $(141)            (6%)
Profit(loss)
before taxes             (19)        45         (64)         (142%)             54         138       (84)           (61%)

Sales for the third quarter of 2000 of $639 million decreased $55 million from $694 million in 1999 due to the effects of a strong U.S. dollar and lower pricing of approximately $49 million and $42 million, respectively, and unanticipated interruptions in automotive production schedules of approximately $15 million which were partially offset by increased volume from new product offerings of approximately $68 million.

Profit(loss) before taxes for the third quarter of 2000 was a loss of $19 million, a decrease of $64 million from $45 million in 1999. Excluding charges related to the consolidation of two air bag manufacturing operations of approximately $55 million, profit(loss) before taxes decreased $9 million. The lower profit(loss) before taxes resulted from lower pricing of approximately $42 million and increased volume from new product offerings, net of unanticipated interruptions in automotive production schedules, of approximately $9 million were offset by cost reductions of approximately $40 million, the effects of a strong U.S. dollar of approximately $8 million and new product launches of approximately $6 million.

Sales for the nine months ended September 30, 2000 of $2,127 million decreased $141 million from $2,268 million in 1999. This decline was due to the effects of a strong U.S. dollar and lower pricing of approximately $135 million and $125 million, respectively, as well as unanticipated interruptions in automotive production schedules of approximately $15 million which were offset by increased volume of approximately $142 million.

Profit(loss) before taxes for the nine months ended September 30, 2000 of $54 million decreased $84 million from $138 million in 1999. Excluding the net effect of unusual items of approximately $90 million consisting of claims and threatened litigation, charges related to the consolidation of two air bag manufacturing operations and the net change in restructuring charges, profit(loss) before taxes increased approximately $6 million. Cost reductions of approximately $129 million and profit from increased volume of approximately $27 million were offset by lower pricing of approximately $125 million and the effects of a strong U.S. dollar of approximately $20 million.

During the third quarter of 2000, the Company announced plans to consolidate operations of its Mesa air bag manufacturing facilities. As result of this decision, the Company recorded an asset impairment and a restructuring charge of approximately $52 million and $3 million, respectively, in Cost of Sales. A comparison of projected future cash flows for the Mesa I facility and the carrying value of the assets indicated that the assets were impaired. Property, plant and equipment were written down to fair value on the basis of discounted estimated future cash flows and future salvage value of the assets. Included in the restructuring charge are costs associated with future lease obligations. The Company expects the restructuring plan to be completed by the first half of 2002.

Chassis Systems

                                      Third quarter ended                                 Nine months ended
(In millions)                            September 30                                        September 30
                   -------------------------------------------------        -----------------------------------------------
                                                             Percent                                                Percent
                     2000            1999       Change     Inc (Dec)            2000       1999      Change        Inc (Dec)
                     ----            ----       ------     ---------            ----       ----      ------        ---------
Sales              $1,301          $1,436       $(135)          (9%)          $4,340     $3,588        $752              21%
Profit(loss)
before taxes           67              91         (24)         (26%)             258        195          63              32%

Sales for the third quarter of 2000 of $1,301 million decreased $135 million from $1,436 million in 1999. Excluding the effects of divestitures of approximately $50 million, sales decreased $85 million due to the effects of a strong U.S. dollar of approximately $79 million and the unanticipated interruptions in automotive production schedules and softness in demand in certain automotive markets, both original equipment and aftermarket, of approximately $41 million which were partially offset by increased volume from consolidation of a Chinese venture, previously accounted for under the equity method, of approximately $35 million and new product offerings of approximately $20 million.

Profit(loss) before taxes for the third quarter of 2000 of $67 million decreased $24 million from $91 million in 1999. Excluding the effects of divestitures of approximately $5 million, profit(loss) before taxes decreased $19 million. This decrease resulted from the unanticipated interruptions in automotive production schedules and softness in demand in certain automotive markets, both original equipment and aftermarket, of approximately $12 million, lower margins on new products of approximately $14 million and an inventory adjustment of approximately $3 million, which were offset by cost reductions of approximately $14 million.

Sales for the nine months ended September 30, 2000 of $4,340 million increased $752 million from $3,588 million in 1999. This increase was mainly due to the inclusion of LucasVarity in the first quarter of 2000 of approximately $894 million. Excluding LucasVarity and the effects of divestitures of approximately $107 million, sales decreased $35 million. The effects of a strong U.S. dollar of approximately $166 million, unanticipated interruptions in automotive production schedules and softness in demand in certain automotive markets, both original equipment and aftermarket, of approximately $41 million and lower pricing of approximately $22 million were offset by increased volume from new product offerings of approximately $150 million and consolidation of a Chinese venture, previously accounted for under the equity method, of approximately $67 million.

Profit(loss) before taxes for the nine months ended September 30, 2000 of $258 million increased $63 million from $195 million in 1999. Excluding the net effect of unusual items of approximately $17 million consisting of warranty charges, loss on the sale of a business, the net change in restructuring charges and the prior year one-time noncash effect of the LucasVarity inventory write-up, profit(loss) before taxes increased $46 million. The increase in profit(loss) before taxes resulted primarily from the inclusion of LucasVarity in the first quarter of 2000 of approximately $80 million and cost reductions of approximately $40 million, which were offset in part by lower pricing of approximately $22 million, the effects of a strong U.S. dollar of approximately $16 million and unanticipated interruptions in automotive production schedules and softness in demand in certain automotive markets, both original equipment and aftermarket, of approximately $12 million.

Automotive Electronics

                                   Third quarter ended                                       Nine months ended
(In millions)                          September 30                                             September 30
                 -----------------------------------------------------         -----------------------------------------------
                                                             Percent                                                 Percent
                    2000           1999       Change         Inc (Dec)            2000          1999      Change     Inc (Dec)
                    ----           ----       ------         ---------           -----          ----      ------     ---------
Sales               $378          $ 330         $ 48               15%          $1,287        $1,187        $100            8%
Profit(loss)
before taxes          11             30          (19)             (64%)             76            78          (2)          (3%)


Sales for the third quarter of 2000 of $378 million increased $48 million from $330 million in 1999 due to increased volume of $78 million, offset in part by the effects of the strong U.S. dollar of approximately $20 million.

Profit(loss) before taxes for the third quarter of 2000 of $11 million decreased $19 million from $30 million in 1999. Excluding restructuring charges of approximately $8 million and an inventory adjustment of approximately $7 million, profit(loss) before taxes decreased $4 million, as the net effect of volume and unfavorable product mix of approximately $23 million and lower pricing of approximately $5 million were offset by cost reductions of approximately $18 million.

Sales for the nine months ended September 30, 2000 of $1,287 million increased $100 million from $1,187 million in 1999. Excluding the effects of divestitures of approximately $61 million, sales increased $161 million primarily due to the inclusion of LucasVarity sales in the first quarter of 2000 of approximately $148 million and higher volume of approximately $80 million which were offset by the strong effect of the U.S. dollar of approximately $48 million.

Profit(loss) before taxes for the nine months ended September 30, 2000 of $76 million decreased $2 million from $78 million in 1999. Excluding the net change in restructuring charges of approximately $9 million and an inventory adjustment of approximately $7 million, profit(loss) before taxes for the first nine months increased $14 million. Cost reductions of approximately $32 million and the inclusion of LucasVarity in the first quarter of approximately $9 million were offset in part by the net effect of volume and unfavorable product mix of approximately $29 million and lower pricing of approximately $11 million.


Other Automotive

                                  Third quarter ended                                           Nine months ended
(In millions)                        September 30                                                 September 30
                      --------------------------------------------------           -----------------------------------------------
                                                               Percent                                                   Percent
                      2000            1999       Change        Inc (Dec)           2000           1999        Change     Inc (Dec)
                      ----            ----       ------        ---------           ----           ----        ------     ---------
Sales                $ 179           $ 477       $(298)            (62%)          $ 671         $1,152         $(481)        (42%)
Profit(loss)
before taxes             7              35         (28)            (79%)             89             85             4           5%

Sales for the third quarter of 2000 of $179 million decreased $298 million from $477 million in 1999, primarily due to the effects of divestitures of approximately $213 million, lower volume from other products of approximately $59 million, softness in demand in certain commercial truck markets of approximately $23 million and the effects of a strong U.S. dollar of approximately $10 million.

Profit(loss) before taxes for the third quarter of 2000 of $7 million decreased $28 million from $35 million in 1999. The lower profit(loss) before taxes resulted from softness in demand in certain commercial truck markets of approximately $10 million and a product recall of approximately $10 million.

Sales for the nine months ended September 30, 2000 of $671 million decreased $481 million from $1,152 million in 1999, primarily due to the effects of divestitures of $440 million, lower volume from other products of approximately $56 million, the effects of a strong U.S. dollar of approximately $25 million and softness in demand in certain commercial truck markets of approximately $23 million. The decrease in sales was offset by the effects of acquisitions of $43 million and the inclusion of LucasVarity in the first quarter of 2000 of approximately $26 million.

Profit(loss) before taxes for the nine months ended September 30, 2000 of $89 million increased $4 million from $85 million in 1999. Excluding the net change in restructuring costs of approximately $5 million, profit(loss) before taxes increased $9 million. The higher profit(loss) before taxes resulted primarily from the gain on sale of Nelson Stud Welding of approximately $31 million, cost reductions of approximately $24 million, which was partially offset by softness in demand in certain commercial truck markets of approximately $10 million, a product recall of approximately $10 million, the effects of divestitures of approximately $8 million, lower pricing of approximately $6 million and the effects of a strong U.S. dollar of approximately $6 million.

Automotive Restructuring

On July 29, 1998, the Company announced actions to enhance profit margins of the legacy automotive businesses. To implement the program, the Company expects to record before-tax charges of approximately $150 million by the end of 2000. To date, the Company has recorded restructuring expenses of $147 million, of which $14 million was recorded for the quarter ended September 30, 2000 and $43 million was recorded for the first nine months of 2000. The Company expects to record approximately $15 million in the fourth quarter of 2000, which will complete the program. The Company closed one plant during each of the first and third quarters of 2000, bringing the total to thirteen. Two additional plants are currently in the process of closure or sale. The Company has reduced employee headcount by more than 7,300 against a goal of 7,500.

In addition, the Company approved several restructuring actions including the integration of the LucasVarity automotive businesses with the legacy TRW automotive businesses. The Company recorded approximately $45 million of restructuring costs, primarily severance, as part of the purchase price allocation. During 1999, $14 million was used primarily for severance payments and $2 million and $10 million were used for severance payments during the third quarter of 2000 and nine months ended September 30, 2000, respectively. The remaining balance of $21 million is expected to be used during the fourth quarter of 2000 and through the fourth quarter of 2001.

Aerospace & Information Systems Segments

Space & Electronics

                                  Third quarter ended                                     Nine months ended
(In millions)                        September 30                                            September 30
                  -------------------------------------------------      ---------------------------------------------------
                                                            Percent                                                  Percent
                    2000         1999        Change       Inc (Dec)        2000            1999       Change       Inc (Dec)
                    ----         ----        ------       ---------        ----            ----       ------       ---------
Sales              $ 463        $ 498         $(35)            (7%)      $1,416          $1,412         $  4              0%
Profit(loss)
before taxes          41           17           24            155%          411             239          172             72%

Sales of $463 million for the third quarter of 2000 decreased $35 million from $498 million in 1999, primarily due to the timing of incurred costs and lower volume on several defense programs nearing completion or completed during the quarter of approximately $79 million, offset in part by sales from new awards, including the start-up in the commercial satellite communication line of business, of approximately $44 million.

Profit(loss) before taxes for the third quarter 2000 and 1999 were $41 million and $17 million, respectively. Profit(loss) before taxes in the third quarter 1999 included unusual items of the write-off of the Company's investment in ICO of $79 million which was partially offset by gains on sales of shares of RFMD common stock of approximately $17 million. Excluding unusual items, profit(loss) before taxes for the third quarter 2000 decreased $38 million due to lower volume and higher program performance on contracts nearing completion or completed during the third quarter of 1999 of approximately $33 million and start-up losses from investments in technology initiatives of approximately $8 million.

Sales of $1,416 million for the nine months ended September 30, 2000 increased $4 million from $1,412 million in 1999, primarily due to sales from new awards, including the start-up in the commercial satellite communication line of business of approximately $180 million, offset by the timing of incurred costs and lower volume on several defense programs nearing completion or completed during the year and the termination of the SBIRS Low demonstration and validation contract of approximately $181 million.

Profit(loss) before taxes for the nine months ended September 30, 2000 increased $172 million from $239 million in 1999. Profit(loss) before taxes for the first nine months of 2000 included unusual items of gains on the sales of shares of RFMD common stock of approximately $217 million and a net gain of $53 million related to the Endwave merger. Profit(loss) before taxes for the first nine months of 1999 included unusual items of gains on the sales of shares of RFMD common stock of approximately $140 million which was offset by the write-off of the Company's investment in ICO of $79 million and charges for a capped cost reimbursable contract for the U.S. Army of $11 million. Excluding unusual items, profit(loss) before taxes for the first nine months of 2000 decreased $48 million due to lower volume and higher program performance on contracts nearing completion or completed during the third quarter of 1999 of $60 million, offset in part by sales from new awards, including the start-up in the commercial satellite communication line of business of approximately $23 million.

The Company expects the investment in technology initiatives to continue to have a negative impact on earnings comparisons for this segment going forward. The Company's new ventures in the commercialization of technologies encompass advanced semi-conductors, laser technologies and commercial satellite internet services.

Systems & Information Technology

                                      Third quarter ended                                   Nine months ended
(In millions)                             September 30                                         September 30
                      -----------------------------------------------       --------------------------------------------------
                                                            Percent                                                 Percent
                       2000        1999        Change      Inc (Dec)         2000            1999      Change       Inc (Dec)
                       ----        ----        ------      ---------         ----            ----      ------       ---------
Sales                 $ 836       $ 745           $91            12%       $2,447          $2,155        $292             14%
Profit(loss)
before taxes             57          54             3             5%       $  181             112          69             61%

Sales of $836 million for the third quarter of 2000 increased $91 million from $745 million in 1999, primarily due to new business of approximately $57 million and higher volume on existing programs, including space and missile defense systems contracts and the U.S. Census program, of approximately $64 million. The higher sales were offset by lower volume on contracts nearing completion or completed during the quarter of approximately $30 million.

Profit(loss) before taxes for the third quarter 2000 of $57 million increased $3 million from $54 million in 1999, primarily due to new business and existing programs of approximately $14 million, offset by contracts nearing completion or completed during the quarter of approximately $8 million and a gain on a divestiture of a business of approximately $5 million.

Sales for the nine months ended September 30, 2000 of $2,447 million increased $292 million from $2,155 million in 1999, primarily due to higher volume on existing programs, including space and missile systems contracts and the U.S. Census program of approximately $248 million and new business of approximately $147 million. The higher sales were offset by lower volume on contracts nearing completion or completed during the year of approximately $103 million.

Profit(loss) before taxes for the nine months ended September 30, 2000 of $181 million increased $69 million from $112 million in 1999. Profit(loss) before taxes for the nine months ended September 30, 2000 included unusual items of a gain on exchange of the Company's interest in Paracel Inc. of approximately $23 million and a charge for a commercial fixed-price contract of approximately $33 million for the nine months ended September 30, 1999. Excluding unusual items, profit(loss) before taxes for the nine months ended September 30, 2000 increased $13 million primarily due to new business and higher volume on existing programs of approximately $14 million and $16 million, respectively, offset in part by contracts nearing completion of approximately $20 million and a gain on a divestiture of approximately $5 million.

Aeronautical Systems

                                  Third quarter ended                                           Nine months ended
(In millions)                        September 30                                                  September 30
                 ----------------------------------------------------          -------------------------------------------------
                                                            Percent                                                    Percent
                    2000         1999       Change         Inc (Dec)            2000            1999        Change     Inc (Dec)
                    ----         ----       ------         ---------            ----            ----        ------     ---------
Sales              $ 257        $ 282        $(25)              (9%)           $ 806           $ 582          $224           39%
Profit(loss)
before taxes          35           33           2                6%              101              65            36           56%

Sales for the third quarter of 2000 and 1999 were $257 million and $282 million, respectively. The decrease in sales is due to the effects of the strong U.S. dollar of approximately $19 million.

Profit(loss) before taxes for the third quarter of 2000 of $35 million increased $2 million from $33 million in 1999 due to production efficiencies and cost reductions of approximately $13 million offset in part by unfavorable product mix of $7 million, price reductions of $3 million and the effects of the strong U.S. dollar of approximately $2 million.

Sales and profit(loss) before taxes for the Aeronautical Systems segment of $806 million and $101 million, respectively, for the first nine months of 2000 increased $224 million and $36 million, respectively. The increases primarily reflect an entire nine months of sales and profit(loss) before taxes compared to the first nine months of 1999 which only includes sales and profit(loss) before taxes for the period March 25, 1999, the date of acquisition, through September 30, 1999.

The Company recorded approximately $54 million as a component of the purchase price allocation for severance and other costs to close certain facilities of the Aeronautical Systems segment. The cost was included in the purchase price allocation and reported in other accruals. During 1999, $9 million of the reserve was used for severance and lease termination costs. During the third quarter of 2000, the reserve was reduced by $7 million for severance and for the first nine of months of 2000 the reserve was reduced by $13 million for severance. The balance of $32 million at September 30, 2000 will be used primarily for severance payments in the fourth quarter of 2000 and the first quarter of 2001.

ACQUISITIONS

Endwave Corporation
-------------------

On March 31, 2000, Endgate Corporation merged with TRW Milliwave Inc., a wholly-owned subsidiary of the Company. Endgate was the surviving corporation in the merger and changed its name to Endwave Corporation. The financial statements of Endwave are consolidated with the Company's financial statements as the Company has a 52.6 percent majority ownership interest in Endwave as of September 30, 2000.

The merger was accounted for as a purchase. Assets and liabilities of Endgate were recorded at their respective fair values by an independent appraisal. In-process research and development was determined using the income approach under the proportional method.

The purchase price allocation resulted in $12 million, $6 million after the effect of minority interest, for the fair value of five acquired in-process research and development projects that had not reached technological feasibility and had no alternative future use; $16 million for core and developed technology; $7 million for other identifiable intangible assets; $25 million for operating assets and liabilities; and goodwill of approximately $79 million.

Goodwill and identifiable intangible assets are being amortized on a straight-line basis over six years.

The Company recorded a net gain of $53 million, $35 million after tax, for the excess of fair value of the Company's ownership interest in Endgate that exceeded the book value of Milliwave.

In October 2000, Endwave completed an initial public offering and as a result the Company's ownership interest is approximately 43 percent. The investment will be accounted for on the equity method.


LucasVarity
-----------

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

As of December 31, 1999, the next generation caliper project was completed. As of March 31, 2000, one of the aerospace engine control programs with the valuation of in-process research and development of $7 million was discontinued. The Company currently anticipates that the remainder of the projects will be successfully developed as budgeted for both the estimated cost and time of completion, except for the next generation anti-lock braking systems which will be delayed eight months. Any delay or cancellation of the projects would not have a material adverse impact on the results of operations or the financial condition of the Company.

Restructuring costs, primarily severance, included in the purchase price allocation were approximately $108 million. The reserve was established for facility consolidations, relocation of certain facilities, elimination of the LucasVarity corporate facilities and divestiture of nonstrategic or inefficient facilities in the automotive and aerospace businesses. The balance at September 30, 2000, reported in other current liabilities, was $53 million and will be used primarily for severance payments during the fourth quarter of 2000 and through the fourth quarter of 2001.

See the "Acquisitions" note to Financial Statements for further discussion of the acquisition of LucasVarity.

LIQUIDITY AND FINANCIAL POSITION

In the first nine months of 2000, proceeds from divestitures of $1,431 million, operating activities of $793 million and other items of $22 million were used primarily for debt payments of $1,578 million, capital expenditures of $475 million and dividend payments of $123 million. As a result, cash and cash equivalents increased $70 million. In the first nine months of 1999, a net increase in debt of $5,935 million, cash flow provided by operating activities of $1,150 million and proceeds from divestitures of $157 million were used to fund acquisitions of $6,083 million, capital expenditures of $540 million, dividend payments of $120 million and other items of $288 million. As a result, cash and cash equivalents increased by $211 million. In October 2000, the company announced its plans to purchase approximately 1 million shares of its common stock per year to offset partially the effects of shares issued in connection with employee benefit plans.

Net debt (short-term debt, the current portion of long-term debt and long-term debt, less cash and cash equivalents) was $6.6 billion at September 30, 2000, compared to $8.3 billion at December 31,1999. The ratio of net debt to total capital (net debt, minority interests and shareholders' investment) was 69 percent at September 30, 2000 and 75 percent at December 31, 1999. The percentage of fixed rate debt to total debt was 64 percent at the end of the third quarter 2000 compared to 46 percent at the end of 1999.

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

During the first quarter, the Company also completed an issuance utilizing its universal shelf registration statement of $300 million of medium term notes due March 2002. The proceeds of the offering were used to reduce commercial paper. The interest rate is a floating rate based on a three-month LIBOR.

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

During the second quarter of 2000, the Company also voluntarily reduced the $2.3 billion revolving credit agreement by $300 million. The Company also completed an issuance utilizing the universal shelf registration statement of $500 million of 8.75% Notes due 2006. The proceeds of this offering were used to repay commercial paper.

During the third quarter of 2000, the Company's obligation on two $50 million forward-starting fixed interest rate swaps was changed to two $50 million floating-to-fixed interest rate swaps. The fair market value of the total outstanding interest rate swap agreements is a liability of approximately $6.1 million at September 30, 2000.

At September 30, 2000, $200 million of short-term obligations were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

The Company established a $2.5 billion universal shelf registration statement during 1999, with $1.7 billion remaining available at September 30, 2000. Securities that may be issued under this shelf registration statement include debt securities, common stock, warrants to purchase debt securities, warrants to purchase common stock, stock purchase contracts and stock purchase units.

At the end of the second quarter, after meeting the Company's goal of reducing net debt by $2.5 billion by the end of 2000, the Company established a new goal to achieve an incremental $300 million of net debt reduction by the end of 2000. Net debt had been reduced by approximately $200 million during the third quarter. For the nine months ended September 30, 2000, net debt decreased $1.7 billion and for the nine months ended September 30, 1999, since the date of acquisition, net debt decreased $1 billion. The Company intends to continue to achieve additional debt reduction through operating cash flow, working capital improvements, sale of non-core businesses, disposal of nonrevenue producing assets and management of expenditures.

During the first quarter of 2000, the Company monetized 2 million shares of its holdings in RF Micro Devices, Inc. (RFMD) through the execution of three forward sale agreements maturing in February 2003, August 2003 and February 2004.
During August 2000, RFMD effected a 2-for-1 stock split, thereby doubling the number of shares currently held by the Company. The Company received cash proceeds of $168 million in consideration for its agreement to deliver up to 4 million shares of RFMD common stock, in the aggregate, upon maturity of the contracts. The actual number of shares to be delivered upon maturity of each agreement will be determined on the basis of a formula set forth in the agreements, comparing the average closing price of the shares for the five trading days preceding the maturity date to the floor price per share. The proceeds from the transactions were used to pay down short-term debt. The up-front proceeds were reduced by a discount of approximately $48 million and will be amortized as interest expense using the effective interest rate method over the life of the agreements. Through the setting of a floor and ceiling price, the forward sales agreements eliminate the Company's exposure to downside market risk, and at the same time, enable the Company to retain potential market appreciation up to the respective ceiling price. The investment in RFMD and the monetization liability are carried at fair market value. Changes in fair market value of the Company's shares of RFMD, including the 4 million shares monetized, which are limited to changes in stock price between the floor and ceiling, are recorded in the Other Comprehensive Income(Loss) component of Shareholders' Investment.

Prior to the 2-for-1 stock split, the Company sold 2.2 million shares of RFMD common stock for $181 million during the first quarter of 2000 and 422,500 shares were sold for $44 million during the second quarter of 2000. At September 30, 2000, the Company owned approximately 23 million shares, including the 4 million shares the Company pledged to secure its obligations under the forward sales agreements. The fair value of the Company's investment in RFMD at September 30, 2000 was approximately $736 million and has been reflected in the balance sheet of the Company in Investments in Affiliated Companies.

During the third quarter of 2000, the Company monetized its holdings of 229,354 shares in PE Corporation-Celera Genomics Group (Celera) through the execution of a forward sale agreement maturing in December 2003. The Company received cash proceeds of $18.6 million in consideration for its agreement to deliver up to 229,354 shares of Celera common stock, in the aggregate, upon maturity of the contract. The actual number of shares to be delivered upon maturity will be determined on the basis of a formula set forth in the agreement, comparing the closing price of the shares on the maturity date to the floor price per share. The proceeds from the transactions were used to pay down short-term debt. The up-front proceeds were 80% of the floor value of the shares. The $4.7 million discount will be amortized as interest expense over the life of the agreement. Through the setting of a floor and ceiling price, the forward sales agreement eliminates the Company's exposure to downside market risk, and at the same time, enables the Company to retain potential market appreciation up to the respective ceiling price. The floor and ceiling price per share is $102 and $176, respectively.

The investment in Celera and the monetization liability are carried at fair market value. Changes in fair market value of the Company's shares of Celera are limited to changes in stock price between the floor and ceiling and are recorded in the Other Comprehensive Income(Loss) component of Shareholders' Investment. The fair value of the Company's investment in Celera at September 30, 2000 was approximately $23 million and has been reflected in the balance sheet of the Company in Investments in Affiliated Companies.

At September 30, 2000, the Company had a working capital deficiency of approximately $1.7 billion primarily due to the issuance of debt incurred to purchase LucasVarity. Management believes that sufficient resources, from funds generated by operations, dispositions and existing borrowing capacity, are available to maintain liquidity.

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

On March 31, 2000, TRW Vehicle Safety Systems Inc. was served with a putative class action lawsuit filed in Maricopa County Superior Court in the State of Arizona. The lawsuit was filed on behalf of everyone living within a five-mile radius of the Company's air bag manufacturing plant in Mesa, Arizona. The lawsuit alleges that emissions from the plant have caused health problems for residents living near the plant and that the Company concealed information about the potential health risks of its emissions. The lawsuit also alleges that animals and plant life have been injured or destroyed through significant exposure to toxic emissions. Plaintiffs are asking the court to require the Company to institute medical monitoring for the claimants, to conduct various studies regarding, among other things, the risks of sodium azide, to cease operations that release toxic substances into the air and to create a supervised fund to pay for medical screening and monitoring. Plaintiffs are also seeking attorneys' fees and punitive damages. The Company believes there is no valid scientific basis for these claims and intends to defend itself vigorously. The Company is not able to predict the outcome of this lawsuit at this time.

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

The Company evaluated the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate Euro-denominated transactions, including receipts and payments, the competitive implications of cross-border price transparency and other strategic implications. The Euro primarily impacts the Company's automotive business. The Company has a cross-functional team to coordinate changes required to conduct its complete business operations in compliance with Euro-related regulations. All of the Company's Euro-zone operations currently are able to invoice and receive payments in Euro, and some of its operations have already transitioned their accounting records to Euro as the base currency. The Company's exposure to foreign currency risk and the related use of derivative contracts to mitigate that risk is expected to be reduced as a result of conversion to the Euro.

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

The following are some of the factors that could cause actual results to differ materially from estimates contained in the Company's forward-looking statements:

The Company's consolidated results could be affected by: unanticipated events and circumstances that may occur and render the Company's acquisition of LucasVarity less beneficial to the Company than anticipated; the ability to continue technical innovation and the development of and demand for new products and contract awards; the ability to successfully develop commercial applications for the Company's technologies; the ability to design and develop e-commerce initiatives for business systems and processes; pricing pressures from customers; the ability to reduce the level of outstanding debt from cash flow from operations and the proceeds from asset dispositions; the introduction of competing products or technology by competitors; the availability of funding for research and development; the ability to meet performance and delivery requirements on systems for customers; the economic, regulatory and political instability of Brazil, Asia and certain emerging countries; fluctuations in currency exchange rates; and the ability to attract and retain skilled employees with high-level technical competencies.

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

Based on the Company's interest rate exposure on variable rate borrowings at September 30, 2000, including fixed-rate borrowings exposed due to an interest rate swap, a one-percentage-point increase in the average interest rate on the Company's variable rate borrowings would increase future interest expense by approximately $2 million per month.

Based on the Company's exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at September 30, 2000, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in an $89 million loss in fair value.

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

Refer to the "Forward Exchange Contracts" and the "Interest Rate Swap Agreements" notes to Financial Statements for further discussion of derivative instruments as of September 30, 2000.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

During 1996, the Company was advised by the United States Department of Justice
(DOJ) that the Company had been named as a defendant in two lawsuits brought by a former employee of the Company's former Space & Technology Group and originally filed under seal in 1994 and 1995, respectively, in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, the former employee filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys' fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ's complaint alleges that the Company is liable for treble damages, penalties, interest, costs and "other proper relief." On March 18, 1998, the former employee withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to the former employee's first amended complaint in the 1995 lawsuit and to the DOJ's complaint, denying all substantive allegations against the Company contained therein. At the same time, the Company filed counterclaims against both the former employee and the federal government. On July 20, 1998, both the former employee and the DOJ filed motions seeking to dismiss the Company's counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against the former employee and the federal government and took under advisement the former employee's motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company's subcontracts. On August 6, 1999, the Government filed its Second Amended Complaint, which incorporated vouchers, progress payment requests, and invoices submitted by the Company to higher tier Government contractors among the class of allegedly false claims challenged by the Government. On September 29, 1999, the former employee filed his Second Amended Complaint, which incorporated subcontracts performed by the Company for higher tier Government contractors among the class of contracts under which allegedly false claims were presented, and added allegations relating to certain of the former employee's pre-existing claims. On May 9, 2000, the Company voluntarily dismissed its remaining counterclaims against the former employee, with prejudice. On July 10, 2000, the DOJ filed a motion seeking permission to intervene in the 1995 lawsuit, which motion was granted on August 16, 2000. Thereafter, on August 30, 2000, the DOJ and the former employee filed a single consolidated complaint encompassing all of the claims in the 1994 and 1995 lawsuits, as those matters were constituted prior to the filing of the DOJ's July 10, 2000 motion. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company's financial condition or results of operations.

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

The Company had placed the amount of all claimed oversight costs into escrow awaiting final decision of the court and maintained that there was no basis for the imposition of penalties. On September 6, 2000, the United States District Court Judge entered an opinion and order ordering Vinnell to pay or release from escrow certain of the claimed oversight costs claimed by the United States, plus penalties in the amount of $639,500. All payments have been made in a timely manner. The Company is planning to appeal the order. Management believes that the ultimate resolution of this matter will not have a material effect on the Company's financial condition or results of operations.

See also Part II, Item 1 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

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


                                   TRW Inc.



Date: November 2, 2000             By:    /s/ William B. Lawrence
                                        -----------------------------
                                          William B. Lawrence
                                          Executive Vice President, General
                                          Counsel and Secretary


                                   By:    /s/ Carl G. Miller
                                        -----------------------------
                                          Carl G. Miller
                                          Executive Vice President
                                          and Chief Financial Officer