Form 10-K405
period 2000-12-31
TRW INC
filed 2001-03-13
CIK 100030

PART I
ITEM 1. BUSINESS.
ITEM 2. PROPERTIES.
ITEM 3. LEGAL PROCEEDINGS.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
EXECUTIVE OFFICERS OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
ITEM 11. EXECUTIVE COMPENSATION.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
EX-10(C) TRW Executive Health Care Plan
EX-10(N) U.S. Long-Term Restricted Stock Agreement
EX-10(O) Non-U.S. Long-Term Restricted Stock Agrmt
EX-10(P) Deferred Comp Plan for Non-Employee Dir.
EX-10(T) TRW Inc. Deferred Compensation Plan
EX-10(U) TRW Benefits Equalization Plan
EX-10(Y) BDM Int. Defined Cont. Sup. Exec Ret Plan
EX-10(BB) Agreement Between TRW & George Heilmeier
EX-10(FF) Amended Employment Agreement w/ DM Cote
EX-10(GG) Service Agreement with JC Plant
EX-10(HH) Agrmt Between LucasVarity & JC Plant
EX-10(II) Amendment No. 1 to Service Agreement
EX-10(JJ) Letter Agrmt Between TRW & Joseph Gorman
EX-10(KK) Consult. Agrmt. Between TRW & J. Gorman
EX-10(MM) 2001-02 Strategic Incentive Prog. Grant
EX-10(NN) 2001-03 Strategic Incentive Prog. Grant
EX-10(PP) 364-Day Amended & Restated Credit Agrmt.
EX-12 Computation of Ratio/Earnings to Fixed Chrgs
EX-13 Portions of the TRW Annual Report
EX-21 Subsidiaries of the Registrant
EX-23 Consent of Ernst & Young LLP
EX-24 Power of Attorney

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-2384

TRW Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0575430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1900 Richmond Road, Cleveland, Ohio	44124
(Address of principal executive offices)	(Zip Code)

(216) 291-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered

Common Stock, par value $0.625 per share	New York Stock Exchange
Chicago Stock Exchange
Pacific Exchange
Philadelphia Stock Exchange

Cumulative Serial Preference Stock II, $4.40 Convertible Series 1	New York Stock Exchange
Cumulative Serial Preference Stock II, $4.50 Convertible Series 3	New York Stock Exchange

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

Yes     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [   ]

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $4,634,741,631 as of March 1, 2001. This amount was computed on the basis of the closing price of the registrant’s voting securities included in the NYSE-Composite Transactions report for such date, as published in the Midwest edition of The Wall Street Journal.

As of March 1, 2001 there were 124,648,806 shares of TRW Common Stock, $0.625 par value, outstanding.

The following documents have been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement related to Annual Meeting of Shareholders to be held on April 25, 2001	Part III
TRW Annual Report to Security Holders for the year ended December 31, 2000	Parts I, II and IV

TRW INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2000

PART I

ITEM 1.  BUSINESS.

INDUSTRY SEGMENTS AND PRODUCT CLASSIFICATIONS

TRW is an international company that provides advanced technology products and services. The principal businesses of TRW and its subsidiaries are the design, manufacture and sale of products and the performance of systems engineering, research and technical services for industry and the United States Government in the automotive and aerospace and information systems markets. In 2000, TRW operated its business in the following seven operating segments:

•	Occupant Safety Systems;
•	Chassis Systems;
•	Automotive Electronics;
•	Other Automotive;
•	Space & Electronics;
•	Systems & Information Technology; and
•	Aeronautical Systems.

TRW was incorporated under the laws of Ohio on June 17, 1916. When used in this report, the terms “TRW” and the “Company” refer to TRW Inc. or to TRW Inc. and its subsidiaries.

Automotive

TRW’s automotive businesses design, manufacture and sell a broad range of steering, suspension, braking, engine, safety, electronic, engineered fastening and other components and systems for passenger cars, light trucks and commercial vehicles. TRW sells the products included in these businesses primarily to automotive original equipment manufacturers. In addition, TRW sells its automotive components for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks.

Occupant Safety Systems

TRW’s Occupant Safety Systems business focuses on the design, manufacture and sale of:

•	inflatable restraint systems, including complete air bag systems for driver, passenger, side-impact and rollover applications in cars and light trucks;
•	seat belt systems, including retractor and buckle assemblies, pyrotechnic retractor and buckle assemblies, energy management devices, height adjusters, seat integrated restraints and integrated child restraints; and
•	steering wheel systems, including steering wheel and air bag covers and a full range of steering wheels, from base wheels to top-of-the-line, that incorporate leather, wood, multifunctional switches and integral air bag modules.

TRW sells the products included in its Occupant Safety Systems business to major vehicle manufacturers worldwide.

Chassis Systems

TRW’s Chassis Systems business focuses on the design, manufacture and sale of:

•	steering systems and components, including hydraulic and electrically assisted power and manual rack and pinion steering systems;
•	suspension components;
•	chassis modules and integrated vehicle control systems;
•	vehicle dynamic control systems, consisting of two-wheel and four-wheel anti-lock braking systems (ABS), ABS sensors and proportioning valves, traction control systems, vehicle stability management systems, electrohydraulic braking systems, electronic brake management systems and adaptive cruise control systems;
•	foundation brake systems, consisting of disc brake assemblies and components, drum brake assemblies and components, brake proportioning valves and wheel cylinders;
•	brake actuation systems, consisting of mechanically and electronically actuated boosters and master cylinders;
•	brake modules, consisting of front and rear corner modules, brake and axle modular assemblies and pedal box modules; and
•	aftermarket operations, including parts, service and technical and diagnostic support.

TRW sells the products included in its Chassis Systems business to major vehicle manufacturers worldwide and to their suppliers and to the automotive aftermarket.

Automotive Electronics

TRW’s Automotive Electronics business focuses on the design, manufacture and sale of:

•	safety electronics systems, including front and side air bag crash sensors, air bag diagnostic modules, vehicle rollover sensors, active safety products and “smart” restraint electronics, including weight and vision systems for occupant detection;
•	access and security electronics systems, including remote keyless entry systems, integrated control units, body computers, advanced theft-deterrent and security systems, vehicle communications systems, tire pressure sensing, lock cylinders and key sets;
•	vehicle dynamics electronics, including anti-lock braking, electrically powered steering, electrically powered hydraulic steering and adaptive cruise control systems;
•	display and heating, ventilating and air conditioning electronics, including heating, ventilating and air conditioning controls and actuators, air vents, motors, instrument clusters, overhead consoles, panel controls and secondary displays;
•	power management controls, including fuse boxes, power supply, variable voltage systems and intelligent distribution systems;
•	man/machine interface controls and switches, including a wide array of automotive ergonomic applications such as steering column and wheel switches, rotary connectors, instrument panel switches, climate controls, rotary light switches, seat controls, window lift switches, convenience controllers, rain sensors, transmission switches and air bag disable switches;
•	engineered, plastic and metal fasteners and precision plastic moldings and assemblies; and
•	silicon micro-machined die and pressure sensors for medical and automotive applications.

TRW sells the products included in its Automotive Electronics business primarily to major vehicle manufacturers worldwide and to their suppliers.

Also included within TRW’s Automotive Electronics segment for a portion of 2000 were its Ledex & Dormeyer businesses, Man-Machine Interface business related to keypads and switch assemblies for cellular phones and hand-held devices, and its Schaevitz US and Schaevitz UK businesses, all of which were within the sensors and components product line. These businesses were divested during the third and fourth quarters of 2000.

Other Automotive

TRW’s Other Automotive businesses focus on the design, manufacture and sale of:

•	engine components and systems, including engine valves, valve cotters, valve rotators, valve stem guides, valve retaining caps, valve train systems and valve seat inserts; and
•	commercial steering systems and components, including integral power steering gears, power steering pumps, steering columns, intermediate steering shafts, steering cylinders, steering linkages, torque rods, tie rods, control rods, drag links, suspension ball joints, shifter linkages, pitman arms and ball sockets.

TRW sells its engine components and systems to major vehicle manufacturers worldwide and to their suppliers. TRW’s commercial steering systems and components are sold to heavy duty vehicle manufacturers in North and South America, Europe and the Asia Pacific region.

Also included within TRW’s Other Automotive segment for a portion of 2000 were its Lucas Diesel Systems, TRW Nelson Stud Welding and a LucasVarity wiring business. Lucas Diesel Systems was engaged in the design, manufacture and sale of diesel fuel injection equipment for automotive and industrial engines. The sale of Lucas Diesel was substantially completed on January 7, 2000. TRW Nelson Stud Welding was engaged in the design, manufacture and sale of stud welding systems and related stud fasteners to industrial, metal working, transportation and construction markets, as well as to automotive manufacturers, worldwide. The Company completed the sale of TRW Nelson Stud Welding in the first quarter of 2000. The LucasVarity wiring businesses were engaged in the design, manufacture and sale of wiring harnesses and components for automotive vehicle manufacturers. The sale of one of these businesses was completed during the fourth quarter of 1999, and the sale of the remaining business was completed during the first quarter of 2000.

Effective January 2001, TRW’s Other Automotive segment has been combined with TRW’s Chassis Systems segment and will be reported as part of the Chassis Systems segment beginning with the quarter ending March 31, 2001. Financial information related to these segments will be restated at such time to reflect such combination.

Aerospace & Information Systems

TRW’s aerospace and information systems businesses include: spacecraft systems and subsystems; electronic systems, equipment, components and services; systems integration, systems engineering services and software development; information technology systems and services; and aeronautical systems.

TRW sells and distributes its products and services in its aerospace and information systems businesses principally to the U.S. Government, agencies of the U.S. Government, state, local and foreign governments and international and commercial customers.

While classified projects are not discussed in this report, the operating results relating to classified projects are included in the Company’s consolidated financial statements, and the business risks associated with these projects do not differ materially from those of other projects for the U.S. Government.

TRW also performs diverse testing and general research projects in many of the technical disciplines related to its aerospace and information systems products and services under both private and U.S. Government contracts.

Space & Electronics

TRW’s Space & Electronics business focuses on the design and manufacture of:

•	spacecraft systems and subsystems;
•	electronic systems, including communication systems for space and defense;
•	commercial telecommunications products;
•	gallium arsenide and indium phosphide advanced semiconductors for telecommunications applications;
•	digital broadband space payloads;
•	space science instruments;
•	advanced avionics systems;
•	high energy laser systems; and
•	spacecraft products, including solar arrays and reflectors.

TRW’s Space & Electronics business also offers systems engineering and advanced technology research and development services to its customers.

TRW’s Space & Electronics business sells its products and services primarily to the U.S. Government for both military and civilian applications, as well as to international and commercial customers.

Systems & Information Technology

TRW’s Systems & Information Technology business offers its customers systems engineering, systems integration, software development, modeling and simulation, test and evaluation, training and information technology for high technology systems, products and services in the fields of:

•	command and control;
•	strategic missiles;
•	missile and air defense;
•	airborne reconnaissance;
•	unmanned aerial vehicles;
•	intelligence management and processing;
•	earth observation;
•	air traffic control;
•	public safety and transportation;
•	counterterrorism;
•	security;
•	criminal justice;
•	health and human services;
•	integrated supply chain;
•	high-technology electronics and semi-conductors;
•	logistics;
•	tax; and
•	finance.

The programs and services offered by TRW’s Systems & Information Technology business are sold to the U.S. Government and its agencies, state and local government agencies, foreign governments and commercial customers.

Aeronautical Systems

TRW’s Aeronautical Systems business is comprised entirely of the former LucasVarity aerospace business, acquired in connection with TRW’s acquisition of LucasVarity in March 1999.

TRW’s Aeronautical Systems business designs and manufactures high integrity systems and equipment in the following product areas:

•	cargo systems;
•	engine controls;
•	flight controls;
•	power generation and management;
•	hoists and winches;
•	missile actuation; and
•	equipment services.

TRW sells its aeronautical systems to the world’s major airlines and aircraft producers, as well as to the U.S. Government and international governments and agencies.

RESULTS BY SEGMENT

Reference is made to the information relating to the Company’s industry segments, including sales, profit before taxes and segment assets attributable to each segment for each of the years 1998 through 2000, presented under the note entitled “Operating Segments” in the Notes to Financial Statements on pages 57 through 59 of the TRW 2000 Annual Report. This information is incorporated herein by reference.

FOREIGN AND DOMESTIC OPERATIONS

TRW manufactures products or has principal facilities in 25 countries throughout the world. TRW’s operations outside the United States are in Australia, Austria, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Japan, Malaysia, Mexico, the Netherlands, Poland, Portugal, Saudi Arabia, South Africa, South Korea, Spain, Taiwan, Thailand, Turkey and the United Kingdom. TRW also exports products manufactured by it in the United States. Such export sales accounted for:

•	6 percent of total sales during 2000, or $1,025 million;
•	6 percent of total sales during 1999, or $1,039 million; and
•	6 percent of total sales during 1998, or $674 million.

TRW’s foreign operations are subject to the usual risks that may affect such operations, including, among other things:

•	customary exchange controls and currency restrictions;
•	currency fluctuations and devaluations;
•	changes in local economic conditions;
•	exposure to possible expropriation or other government actions;
•	unsettled political conditions; and
•	foreign government-sponsored boycotts of the Company’s products or services for noncommercial reasons.

Most of the identifiable assets associated with TRW’s foreign operations are located in countries where the Company believes such risks to be minimal.

Reference is made to the information relating to the dollar amounts of sales and property, plant and equipment-net by geographic area for each of the years 1998 through 2000 presented under the note entitled “Operating Segments” in the Notes to Financial Statements on pages 57 through 59 of the TRW 2000 Annual Report. This information is incorporated herein by reference.

GENERAL

Competition

TRW encounters intense competition in substantially all segments of its business. The Company’s competitive position varies for its different products and services. However, TRW believes that it is a significant supplier of many of the products it manufactures and of many of the services it provides.

In the automotive businesses, competitors include independent suppliers of parts and components as well as the Company’s original equipment customers, many of whom are integrated manufacturers who produce or could produce substantial portions of their requirements for parts and components internally. Some of the integrated manufacturers are becoming more aggressive in attempting to sell components to other automotive manufacturers and have spun off all or a portion of their components operations, which might also make such operations more aggressive competitors. Depending on the particular product, the number of the Company’s competitors varies significantly and many of the products have high capital requirements and require high engineering content. In the automotive businesses and in the Aeronautical Systems business, the principal methods of competition are:

•	price;
•	engineering excellence;
•	product quality;
•	customer service;
•	delivery time; and
•	proprietary position.

TRW competes for contracts covering a variety of U.S. Government and commercial projects and programs in the Space & Electronics and Systems & Information Technology businesses of its aerospace and information systems business. Such competition is based primarily on:

•	technical ability;
•	product quality; and
•	price.

TRW’s competitors for U.S. Government contracts typically are large, technically-competent firms with substantial assets, some of which have become considerably larger in recent years.

Customers

Sales, directly and indirectly, to the U.S. Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, represented the following percentages of TRW’s total sales:

•	26 percent for 2000, or $4,497 million;
•	25 percent for 1999, or $4,248 million; and
•	35 percent for 1998, or $4,119 million.

Sales, directly and indirectly, to the U.S. Government, including the Department of Defense, the National Aeronautics & Space Administration and other agencies, represented the following percentages of the sales of the aerospace and information systems businesses:

			Systems & Information
	Space & Electronics		Technology		Aeronautical Systems

Year	Percent	(In millions)	Percent	(In millions)	Percent	(In millions)

2000	25%	$1,554	46%	$2,874	1%	$64
1999	31%	1,748	43%	2,438	1%	51
1998	39%	1,804	49%	2,314	—	—

As with all companies engaged in U.S. Government contracting, TRW is subject to certain unique business risks, including:

•	dependence on Congressional appropriations and administrative allotment of funds;
•	changes in U.S. Government policies that may reflect military and political developments;
•	time required for design and development;
•	significant changes in contract scheduling;
•	complexity of designs and the rapidity with which they become obsolete;
•	necessity of design improvements;
•	difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work; and
•	other factors characteristic of the industry.

U.S. Government contracting laws also provide that the U.S. Government is to do business only with responsible contractors. In this regard, the United States Department of Defense and other federal agencies have the authority, under certain circumstances, to suspend or debar a contractor or organizational parts of a contractor from further U.S. Government contracting for a certain period “to protect the Government’s interest.” Such action may be taken for, among other reasons, commission of fraud or a criminal offense in connection with a U.S. Government contract. A suspension may also be imposed if a contractor is indicted for such matters. In the event of any suspension or debarment, TRW’s existing contracts would continue unless terminated or canceled by the U.S. Government under applicable contract provisions.

Other than the U.S. Government, TRW’s largest customers (determined by including sales to their affiliates throughout the world, but excluding sales to such customers or their affiliates that ultimately result in sales to the U.S. Government) are Ford Motor Company, DaimlerChrysler AG, General Motors Corporation and Volkswagen AG. Such sales by each of TRW’s automotive segments to Ford, DaimlerChrysler, General Motors and Volkswagen, and their respective subsidiaries, accounted for the following percentages of the sales of each of the automotive segments:

Ford:

	Occupant Safety		Automotive
Year	Systems	Chassis Systems	Electronics	Other Automotive

2000	32%	17%	11%	8%
1999	33%	16%	11%	9%
1998	33%	11%	14%	5%

DaimlerChrysler:

	Occupant Safety		Automotive
Year	Systems	Chassis Systems	Electronics	Other Automotive

2000	12%	14%	20%	10%
1999	10%	15%	19%	7%
1998	9%	16%	21%	9%

General Motors:

	Occupant Safety		Automotive
Year	Systems	Chassis Systems	Electronics	Other Automotive

2000	10%	14%	10%	12%
1999	10%	12%	9%	8%
1998	10%	7%	7%	14%

Volkswagen:

	Occupant Safety		Automotive
Year	Systems	Chassis Systems	Electronics	Other Automotive

2000	16%	12%	6%	5%
1999	14%	9%	8%	4%
1998	16%	12%	11%	8%

Such sales by TRW’s automotive businesses to Ford and its subsidiaries accounted for the following percentages of TRW’s total sales:

•	12 percent for 2000, or $2,080 million;
•	13 percent for 1999, or $2,143 million; and
•	12 percent for 1998, or $1,423 million.

Backlog

The backlog of orders for TRW’s operations is estimated to have been approximately $7.7 billion at December 31, 2000 and $7.8 billion at December 31, 1999. Of those amounts, U.S. Government business, directly or indirectly, is estimated to have accounted for approximately $5.6 billion at December 31, 2000 and $5.2 billion at December 31, 1999, substantially all of which is related to the aerospace and information systems businesses. Reported backlog at December 31, 2000 and 1999 does not include approximately $5.5 billion and $5.2 billion, respectively, of negotiated and priced, but unexercised, options of TRW’s customers to purchase products and services from TRW for defense and non-defense programs. The exercise of options is at the discretion of the customer and, in the case of U.S. Government contracts, is dependent on future government funding. Of the total backlog, 95 percent at December 31, 2000 and

93 percent at December 31, 1999 was attributable to the aerospace and information systems business. Of the backlog attributable to the aerospace and information systems business, the following percentages were attributable to each of the segments comprising that business:

		Systems &
	Space &	Information	Aeronautical
Year	Electronics	Technology	Systems

2000	43%	47%	10%
1999	41%	48%	11%

The determination of TRW’s backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature. A substantial portion of the variations in TRW’s estimated backlog in recent years is attributable to the timing of the award and performance of U.S. Government and certain other contracts. Subject to various qualifications, including those set forth herein, and assuming no terminations, cancellations or changes and completion of orders in the normal course of business, TRW has estimated that approximately 58 percent of the December 31, 2000 backlog will be delivered in 2001, 26 percent in 2002 and 16 percent thereafter.

U.S. Government contracts and related customer orders generally may be terminated in whole or in part at the convenience of the U.S. Government whenever the U.S. Government believes that such termination would be in its best interest. Multi-year U.S. Government contracts and related orders may be canceled if funds for contract performance for any subsequent contract year become unavailable. If any of its U.S. Government contracts were terminated or canceled under these circumstances, TRW generally would be entitled to receive payment for work completed and allowable termination or cancellation costs. Whether the occurrence of any such termination or cancellation would have an adverse effect on TRW would depend upon the particular contract and the circumstances of the termination or cancellation.

Backlog data and comparisons as of different dates may not be reliable indicators of either future sales or the ratio of future direct and indirect U.S. Government sales to other sales.

Intellectual Property

TRW owns significant intellectual property, including a large number of patents, copyrights and trade secrets, and is involved in numerous licensing arrangements. Although TRW’s intellectual property plays an important role in maintaining TRW’s competitive position in a number of the markets that it serves, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in the opinion of management, of such value to TRW that the business of TRW or of any industry segment of TRW would be materially affected by the expiration or termination thereof. TRW’s general policy is to apply for patents on an ongoing basis in the United States and appropriate other countries on its significant patentable developments.

TRW also views its name and mark as significant to its business as a whole. In addition, TRW owns a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

Research and Development

Research and development costs totaled:

•	$2,022 million in 2000;
•	$2,149 million in 1999; and
•	$2,143 million in 1998.

Of these amounts, customer-funded research and development was:

•	$1,145 million in 2000;
•	$1,249 million in 1999; and
•	$1,425 million in 1998.

Company-funded research and development costs, which included research and development for commercial products, independent research and development and bid and proposal work related to government products and services, totaled:

•	$442 million in 2000;
•	$468 million in 1999; and
•	$372 million in 1998.

A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts.

Company-funded product development costs, including engineering and field support for new customer requirements, were:

•	$435 million in 2000;
•	$432 million in 1999; and
•	$346 million in 1998.

The 2000 and 1999 research and development costs exclude the $12 million and $85 million charge for purchased in-process research and development associated with the valuation of Endgate Corporation and LucasVarity plc, respectively. Reference is made to the information concerning these charges in “Management’s Discussion and Analysis of the Results of Operations and Financial Condition” under the caption “Acquisitions” on pages 41 through 42 of the TRW 2000 Annual Report and the note entitled “Acquisitions” in the Notes to Financial Statements on pages 54 through 55 of the TRW 2000 Annual Report. This information is incorporated herein by reference.

Employees

At December 31, 2000, TRW had approximately 103,000 employees, of whom approximately 40,000 were employed in the United States and approximately 38,000 were employed in Europe.

Raw Materials and Supplies

Materials used by TRW include or contain:

• steel	• sodium azide
• aluminum	• glass
• carbon and plastic materials	• ceramics
• stainless steel	• plastic powders and laminations
• pig iron	• synthetic rubber
• ferro-chrome	• paper
• brass	• gold, silver, nickel, zinc and copper plating
• copper	materials
• tin	• electronics
• platinum	• friction materials
• special alloys

TRW also purchases from suppliers various types of equipment and component parts that may include these materials. TRW’s operations depend upon the ability of its suppliers of materials, equipment and component parts to meet performance and quality specifications and delivery schedules. In some cases, there are only a limited number of suppliers for a material or product due to the specialized nature of the item. Shortages of certain raw materials, equipment and component parts have existed in the past and may exist again in the future. TRW has taken a number of steps to protect against and to minimize the effect of such shortages. However, any future inability of TRW to obtain raw materials, equipment or component parts could have a material adverse effect on the Company. TRW’s operations also depend on adequate supplies of energy. TRW has continued its programs to conserve energy used in its operations and has available alternative sources of energy.

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques. In the determination of such costs, consideration is given to the professional judgment of TRW’s environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 2000,

TRW had reserves for environmental matters of $194 million, including $32 million of expense and $56 million of additional reserves relating to the LucasVarity acquisition, recorded during the year. TRW aggressively pursues reimbursement for environmental costs from its insurance carriers. Insurance recoveries are recorded as a reduction of environmental costs when fixed and determinable.

TRW does not believe that compliance with environmental protection laws and regulations will have a material effect upon its capital expenditures or competitive position, and TRW’s capital expenditures for environmental control facilities during 2001 and 2002 are not expected to be material to the Company. TRW believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on the Company’s financial position. However, TRW cannot predict the effect on the Company’s earnings of expenditures for aspects of certain matters for which there is insufficient information. See also “Legal Proceedings” on page 11 of this Annual Report on Form 10-K. In addition, TRW cannot predict the effect on the Company’s earnings of compliance with environmental laws and regulations with respect to unknown environmental matters or the possible effect on the Company’s earnings of compliance with environmental requirements imposed in the future.

Capital Expenditures — Property, Plant and Equipment

During the five years ended December 31, 2000, TRW’s capital expenditures and the net book value of its assets retired or sold were:

	(In millions)

	Capital Expenditures

	Land, Buildings and			Net Book Value
Year Ended	Leasehold	Machinery and		of Assets Retired
December 31,	Improvements	Equipment	Total	or Sold

2000	$81	$619	$700	$123
1999	98	691	789	111
1998	92	452	544	40
1997	86	463	549	54
1996	76	424	500	29

On a segment basis, capital expenditures during 2000 and 1999 were as follows:

	(In millions)

	Capital Expenditures

	Year Ended	Year Ended
	December 31, 2000	December 31, 1999

Occupant Safety Systems	$102	$118
Chassis Systems	289	267
Automotive Electronics	60	84
Other Automotive	37	126
Space & Electronics	138	99
Systems & Information Technology	22	38
Aeronautical Systems	50	55

Of total capital expenditures, 50 percent in 2000 and 42 percent in 1999 were invested in the United States.

ITEM 2.  PROPERTIES.

TRW’s operations include numerous manufacturing, research and development and warehousing facilities. TRW owns or leases principal facilities located in 26 states plus the District of Columbia in the United States and in 24 other countries. Approximately 49 percent of the principal domestic facilities are used by the automotive businesses, 50 percent are used by the aerospace and information systems businesses and 1 percent is used at the corporate level. The automotive businesses use a substantial majority of the foreign facilities.

Of the total number of principal facilities operated by TRW, approximately 56 percent of such facilities are owned, 35 percent are leased, 6 percent are held by joint ventures in which TRW has a majority interest and 3 percent are operated on property owned directly or indirectly by the U.S. Government. The Company owns its world business support center in Lyndhurst, Ohio as well as the headquarters for its Space & Electronics segment in Redondo Beach, California, its Aeronautical Systems segment in Birmingham, England and its Occupant Safety Systems segment in Washington, Michigan.

The Company also owns, leases or operates on government-owned property, certain smaller research and development properties and administrative, marketing, sales and office facilities throughout the United States and in various parts of the world.

A summary of TRW’s principal facilities, by segment, type of facility and geographic region, is set forth in the following tables. The multi-purpose facilities are listed under each category for which a portion of the square footage of that facility is used. For example, TRW’s headquarters for its Space & Electronics segment in Redondo Beach, California is categorized as a manufacturing facility, a research and development facility and as office space, as significant portions of its square footage are utilized for each of these purposes. Additionally, where more than one segment utilizes a single facility, that facility will be categorized by the purposes for which it is used by each such segment. For example, TRW’s Redondo Beach facility serves not only as the headquarters and a manufacturing and research and development facility for its Space & Electronics business, but is also utilized by its Systems & Information Technology business as both office space and a research and development facility. As such, this facility will appear in the following tables under both Space & Electronics and Systems & Information Technology.

Automotive Segments

Occupant Safety Systems

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Research and Development	2	2	—	—	4
Manufacturing	12	17	2	2	33
Warehouse	2	3	—	—	5
Office	3	1	—	—	4
Total	19	23	2	2	46

Chassis Systems

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Research and Development	2	2	—	—	4
Manufacturing	24	26	12	6	68
Warehouse	4	7	1	—	12
Office	1	8	—	—	9
Total	31	43	13	6	93

Automotive Electronics

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Research and Development	1	2	—	—	3
Manufacturing	12	21	3	1	37
Warehouse	1	1	—	—	2
Office	2	—	—	—	2
Total	16	24	3	1	44

Other Automotive

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Research and Development	1	1	—	—	2
Manufacturing	7	9	3	2	21
Office	1	1	—	—	2
Total	9	11	3	2	25

Aerospace & Information Systems Segments

Space & Electronics

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Research and Development	5	—	—	—	5
Manufacturing	5	—	—	—	5
Office	7	—	—	—	7
Total	17	—	—	—	17

Systems & Information Technology

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Research and Development	1	—	—	—	1
Office	37	2	—	3	42
Total	38	2	—	3	43

Aeronautical Systems

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Manufacturing	6	11	1	1	19
Warehouse	1	—	—	—	1
Total	7	11	1	1	20

In addition to the facilities set forth in the foregoing tables, TRW also maintains approximately nine facilities that it utilizes as office space at the corporate level. Two of such facilities are located in North America, one in Europe and the remaining six facilities are located in the Asia Pacific region.

In the opinion of management, the Company’s facilities are generally well maintained and are suitable and adequate for their intended use.

For additional information concerning TRW’s long-term rental obligations under operating leases, see the note entitled “Lease Commitments” in the Notes to Financial Statements on page 68 of the TRW 2000 Annual Report. This information is incorporated herein by reference.

ITEM 3.	LEGAL PROCEEDINGS.

During 1996, the Company was advised by the U.S. Department of Justice (DOJ) that the Company had been named as a defendant in two lawsuits brought by a former employee of the Company’s former Space & Technology Group and originally filed under seal in 1994 and 1995, respectively, in the U.S. District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The Act permits an individual to bring suit in the name of the United States and share in any recovery. The allegations in the lawsuits relate to the classification of costs incurred by the Company that were charged to certain of its federal contracts. Under the law, the government must investigate the allegations and determine whether it wishes to intervene and take responsibility for the lawsuits. On February 13, 1998, the DOJ intervened in the litigation. On February 19, 1998 and March 4, 1998, the former employee filed amended complaints in the Central District of California that realleged certain of the claims included in the 1994 and 1995 lawsuits and omitted the remainder. The amended complaints allege that the United States has incurred substantial damages and that the Company should be ordered to cease and desist from violations of the civil False Claims Act and is liable for treble damages, penalties, costs, including attorneys’ fees, and such other relief as deemed proper by the court. On March 17, 1998, the DOJ filed its complaint against the Company upon intervention in the 1994 lawsuit, which set forth a limited number of the allegations in the 1994 lawsuit and other allegations not in the 1994 lawsuit. The DOJ elected not to pursue the other claims in the 1994 lawsuit or the claims in the 1995 lawsuit. The DOJ’s complaint alleges that the Company is liable for treble damages, penalties, interest, costs and “other proper relief.” On March 18, 1998, the former employee withdrew the first amended complaint in the 1994 lawsuit at the request of the DOJ. On May 18, 1998, the Company filed answers to the former employee’s first amended complaint in the 1995 lawsuit and to the DOJ’s complaint, denying all substantive allegations against the Company contained therein. At the same time, the Company filed counterclaims against both the former employee and the federal government. On July 20, 1998, both the former employee and the DOJ filed motions seeking to dismiss the Company’s counterclaims. On November 23, 1998 (entered as an Order on January 21, 1999), the court dismissed certain counterclaims asserted against the former employee and the federal government and took under advisement the former employee’s motion to dismiss certain other counterclaims. On March 15, 1999, the DOJ was granted leave to file a First Amended Complaint, which adds certain allegations concerning the Company’s subcontracts. On August 6, 1999, the Government filed its Second Amended Complaint, which incorporated vouchers, progress payment requests, and invoices submitted by the Company to higher tier Government contractors among the class of allegedly false claims challenged by the Government. On September 29, 1999, the former employee filed his Second Amended Complaint, which incorporated subcontracts performed by the Company for higher tier Government contractors among the class of contracts under which allegedly false claims were presented, and added allegations relating to certain of the former employee’s pre-existing claims. On May 9, 2000, the Company voluntarily dismissed its remaining counterclaims against the former employee, with prejudice. On July 10, 2000, the DOJ filed a motion seeking permission to intervene in the 1995 lawsuit, which motion was granted on August 16, 2000. Thereafter, on August 30, 2000, the DOJ and the former employee filed a single consolidated complaint encompassing all of the claims in the 1994 and 1995 lawsuits, as those matters were constituted prior to the filing of the DOJ’s July 10, 2000 motion. On December 13, 2000, the District Court ruled in favor of the Government on the cross-motions for summary judgment that had been filed by the parties concerning one element of one of the claims in the consolidated complaint, relating to certain charges associated with the Company’s “Odyssey” project. The Company cannot presently predict the outcome of these lawsuits, although management believes that their ultimate resolution will not have a material effect on the Company’s financial condition or results of operations.

TRW Vehicle Safety Systems Inc. (VSSI), a wholly-owned subsidiary of the Company, reported to the Arizona Department of Environmental Quality (ADEQ) in 1997, potential violations of the Arizona hazardous waste law at its Queen Creek, Arizona facility for the possible failure to properly label and dispose of wastewater that might be classified as hazardous waste. ADEQ, the U.S. Environmental Protection Agency (EPA), the DOJ and the Arizona State Attorney General conducted civil and criminal investigations into these potential violations, and the Company cooperated with these investigations. On January 18, 2001, TRW announced that VSSI entered into a proposed settlement agreement with the DOJ, the EPA, the State of Arizona and the ADEQ regarding these alleged violations. On February 27, 2001, following completion of a 30-day public comment period, the United States and the State of Arizona governments moved to enter the consent decree related to the proposed civil settlement, and on March 7, 2001, the U.S. District Court for the District of Arizona entered the consent decree, finalizing the civil settlement. The civil settlement provides that VSSI will pay a civil fine of approximately $6 million and perform site remediation at its Queen Creek, Arizona facility, if necessary, and at a landfill site in Arizona. The landfill site remediation and other supplemental environmental programs VSSI has agreed to implement total approximately $7 million. VSSI expects to incur additional costs for remediation at its Queen Creek, Arizona facility. Separately, on January 18, 2001, VSSI also announced it had entered into a conditional criminal settlement with state and federal authorities under which VSSI would plead guilty to certain Resource Conservation and Recovery Act violations. The criminal settlement is expressly conditioned on completion of the civil settlement. If the criminal settlement is approved by the state and federal courts, the criminal fines would total $12 million. The Company has recorded reserves for possible penalties and environmental work that may be incurred.

On March 31, 2000, VSSI was served with a putative class action lawsuit filed in Maricopa County Superior Court in the State of Arizona. The lawsuit was filed on behalf of everyone living within a five-mile radius of the Company’s air bag manufacturing plant in Mesa, Arizona. The lawsuit alleges that emissions from the plant have caused health problems for residents living near the plant and that the Company concealed information about the potential health risks of its emissions. The lawsuit also alleges that animals and plant life have been injured or destroyed through significant exposure to toxic emissions. Plaintiffs are asking the court to require the Company to institute medical monitoring for the claimants, to conduct various studies regarding, among other things, the risks of sodium azide, to cease operations that release toxic substances into the air and to create a supervised fund to pay for medical screening and monitoring. Plaintiffs also are seeking attorneys’ fees and punitive damages. The Company believes there is no valid scientific basis for these claims and intends to defend itself vigorously. The Company timely removed the case to federal court and the plaintiffs’ motion to remand the case to state court was denied. The federal court also agreed with the Company’s position that the first issue to be resolved is class certification and initial discovery will be limited to issues related to whether the case should proceed as a class action. The Company will vigorously oppose class certification. The Company is not able to predict the outcome of this lawsuit at this time.

In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed the Company that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then parent corporation to Fruehauf

Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly-owned subsidiary of TRW upon TRW’s acquisition of LucasVarity in 1999. The Company is cooperating with the investigation and is unable to predict the outcome of the investigation at this time.

In 1992, Vinnell Mining & Minerals Corporation and Atlas Corporation, an unrelated third party, entered into a Consent Decree with the EPA with respect to an operable unit of the Atlas Asbestos Mine Superfund site in Fresno County, California. Vinnell Mining & Minerals Corporation is a wholly-owned indirect subsidiary of BDM International, Inc. that was acquired by the Company in December 1997. The Consent Decree provides, among other things, for the remediation of the site and reimbursement of oversight costs upon submission of appropriate documentation to Vinnell and Atlas. In 1999, Vinnell and Atlas filed a Petition for Dispute Resolution in the U.S. District Court for the Eastern District of California to obtain judicial review of the oversight cost documentation requirements. In April 2000, the DOJ filed a motion for penalties in this matter, requesting that the court impose penalties in addition to the reimbursement of oversight costs. The Company had placed the amount of all claimed oversight costs into escrow awaiting final decision of the court and maintained that there was no basis for the imposition of penalties. On September 6, 2000, the U.S. District Court Judge entered an opinion and order requiring Vinnell to pay or release from escrow certain of the claimed oversight costs claimed by the United States, plus penalties in the amount of $639,500. The monies were released from escrow pursuant to the District Court’s ruling. On November 2, 2000, the Company timely filed a notice of appeal challenging the District Court’s opinion and order. Management believes that the ultimate resolution of this matter will not have a material effect on the Company’s financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages of and the positions and offices held by, each person designated an executive officer of the Company as of March 1, 2001, together with the offices held by each such person during the last five years, are listed below. Each executive officer is elected annually and, unless the executive officer resigns or terminates employment with the Company or is removed from office by action of the Company’s Directors, will hold office for the ensuing year or until a successor is elected in accordance with the Company’s Regulations.

		Positions and Business Experience
Name	Age	During the Past Five Years

D. M. Cote	48	President and Chief Executive Officer and Director (February 2001 to the present)
		President and Chief Operating Officer and Director (1999 to February 2001)
		Senior Vice President, General Electric Company and President and Chief Executive Officer, GE Appliances (1996 - 1999)
		Vice President and General Manager, GE Silicones (1994 - 1996)

T. W. Hannemann	58	Executive Vice President and General Manager, TRW Space & Electronics (1993 to the present)

H. V. Knicely	64	Executive Vice President, Human Resources and Communications (1995 to the present)

W. B. Lawrence	56	Executive Vice President, General Counsel and Secretary (1997 to the present)
		Executive Vice President, Planning, Development & Government Affairs (1989 - 1997)

W. K. Maciver	61	Executive Vice President and General Manager, TRW Aeronautical Systems (1999 to the present)
		Managing Director and President, Lucas Aerospace (1995 - 1999)

C. G. Miller	58	Executive Vice President and Chief Financial Officer (1996 to the present)
		Executive Vice President, Chief Financial Officer and Controller (1996)
		Vice President and Controller (1990 - 1996)

		Positions and Business Experience
Name	Age	During the Past Five Years

P. A. Odeen	65	Executive Vice President, Washington Operations (2000 to the present)
		Executive Vice President and General Manager, TRW Systems & Information Technology (1998 - 1999)
		President, Chief Executive Officer and Director, BDM International, Inc. (1992 - 1997)

H. Pfannschmidt	53	Executive Vice President and General Manager, TRW Automotive Electronics (1999 to the present)
		Vice President and General Manager, TRW Automotive Electronics (1999)
		Vice President and Managing Director, TRW Inflatable Restraint Systems (1997 - 1998)
		Executive Vice President, Hella KG Hueck & Co. (1994 - 1997)

J. C. Plant	47	Executive Vice President and General Manager, TRW Chassis Systems (1999 to the present)
		Executive Vice President and General Manager, TRW Automotive (1999)
		President, LucasVarity Automotive (1998 - 1999)
		Managing Director, Electrical and Electronic Division, Lucas Automotive (1991 - 1998)

J. F. Smith	54	Executive Vice President and General Manager, TRW Occupant Safety Systems (1999 to the present)
		Vice President and General Manager, TRW Inflatable Restraint Systems (1989 - 1999)

P. Staudhammer	67	Vice President, Science & Technology (1993 to the present)

D. C. Winter	52	Executive Vice President and General Manager, TRW Systems & Information Technology (2000 to the present)
		Vice President and Deputy General Manager for Group Development, TRW Space & Electronics (1998 - 1999)
		Vice President and General Manager of the Defense Systems Division, TRW Space & Electronics Group (1990 - 1997)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Reference is made to the information set forth in the table presented under “Stock Prices and Dividends (Unaudited)” on page 73 of the TRW 2000 Annual Report, and to the information presented under the “Debt and Credit Agreements” in the Notes to Financial Statements on pages 67 through 68 and 73, respectively, of the TRW 2000 Annual Report. The information contained in such table and the information contained in the second-to-last paragraph of text of the “Debt and Credit Agreements” note is incorporated herein by reference.

The Company’s Common Stock is traded principally on the New York Stock Exchange and is also traded on the Chicago, Pacific, Philadelphia, London and Frankfurt exchanges.

On March 1, 2001, there were 22,325 shareholders of record of the Company’s Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA.

	(In Millions, Except Per Share Amounts)

	Years Ended December 31,

	2000	1999	1998	1997	1996

Sales	$17,231	$16,969	$11,886	$10,831	$9,857

Earnings(loss) from continuing operations	438	469	477	(49)	182

Per share of Common Stock:

Diluted earnings(loss)—continuing operations	3.51	3.80	3.83	(.40)	1.37

Basic earnings(loss)—continuing operations	3.55	3.87	3.93	(.40)	1.41

Cash dividends declared	1.36	1.32	1.28	1.24	1.17

Total assets	16,467	18,266	7,340	6,410	5,899

Long-term debt	4,765	5,369	1,353	1,117	458

Shares used in computing per share amounts:

Diluted	124.9	123.5	124.4	123.7	132.8

Basic	123.1	121.0	121.3	123.7	128.7

In 2000, earnings(loss) from continuing operations include a $12 million, $.09 per share, or $6 million after the effect of minority interest, one-time noncash charge related to in-process research and development associated with the valuation of Endgate Corporation.

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

In 1996, the Company recorded special charges of $202 million after tax, $1.52 per share, primarily for actions taken, in part, to enhance the Company’s competitiveness. Also during 1996, the Company applied the provisions of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” resulting in the recognition of $50 million after tax, $0.38 per share, of impairment losses which were primarily a result of technological changes and the decision to close certain facilities in its automotive business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to the information presented under the heading “Management’s Discussion and Analysis of the Results of Operations and Financial Condition” on pages 34 through 46 of the TRW 2000 Annual Report. This information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Reference is made to the information presented under the heading “Management’s Discussion and Analysis of the Results of Operations and Financial Condition” on pages 34 through 46 of the TRW 2000 Annual Report. Reference is also made to the information presented under the heading “Financial Instruments” in the Notes to Financial Statements on pages 60 through 61 of the TRW 2000 Annual Report. This information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to the financial statements headed “Statements of Operations,” “Balance Sheets,” “Statements of Cash Flows” and “Statements of Changes in Shareholders’ Investment,” and the accompanying notes thereto, on pages 48 through 72 of the TRW 2000 Annual Report. Reference is also made to the information included in the table presented under the heading “Quarterly Financial Information (Unaudited)” on page 74 of the report. These statements, the accompanying notes and the table are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Reference is made to the information relating to TRW’s Directors which is presented under the heading “Board of Directors” in the TRW Proxy Statement for the 2001 Annual Meeting of Shareholders (the “TRW Proxy Statement”). Reference is made to the information relating to Section 16(a) compliance which is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the TRW Proxy Statement. This information is incorporated herein by reference.

See the information presented in Part I of this Report under the heading “Executive Officers of the Registrant” for information relating to TRW’s executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

Reference is made to the information presented under the heading “Compensation of Executive Officers” in the TRW Proxy Statement. Reference is also made to the information presented under the heading “Director Compensation” in the TRW Proxy Statement. This information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Reference is made to the information presented under the heading “Management Ownership of Shares” in the TRW Proxy Statement. Reference is also made to the information presented under the caption “Outstanding Securities” in the TRW Proxy Statement. This information is incorporated herein by reference.

There are no agreements or arrangements known to TRW that might, at a subsequent date, result in a change in control of TRW.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reference is made to the information presented under the heading “Director Compensation” in the TRW Proxy Statement. This information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

     (1)  Financial Statements

The following financial statements of the registrant and its subsidiaries included in the TRW 2000 Annual Report are incorporated herein by reference:

Statements of Operations — Years ended December 31, 2000, 1999 and 1998 (page 48)

Balance Sheets — December 31, 2000 and 1999 (page 49)

Statements of Cash Flows — Years ended December 31, 2000, 1999 and 1998 (page 50)

Statements of Changes in Shareholders’ Investment — Years ended December 31, 2000, 1999 and 1998 (page 51)

Notes to Financial Statements — (pages 52 - 72)

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

     (3)  Exhibits

3(a)	Amended Articles of Incorporation as amended May 5, 1997 (Exhibit 3(a) to TRW Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference).

3(b)	Regulations as amended April 30, 1980 (Exhibit 3(b) to TRW Annual Report on Form 10-K for the year ended December 31, 1980, is incorporated herein by reference).

4(a)	Indenture between TRW Inc. and The Chase Manhattan Bank (National Association), as successor Trustee, dated as of May 1, 1986 (Exhibit 2 to TRW Form 8-A Registration Statement dated July 3, 1986, is incorporated herein by reference).

4(b)	First Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank (National Association), as successor Trustee, dated as of July 26, 1989 (Exhibit 4(b) to TRW Form S-3 Registration Statement, File No. 33-30350, is incorporated herein by reference).

4(c)	Second Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(c) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(d)	Third Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(d) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(e)	Fourth Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(e) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(f)	Fifth Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(f) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(g)	Sixth Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(g) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(h)	Distribution Agreement, dated November 17, 1999, between TRW Inc. and each of Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co. and J.P. Morgan Securities Inc., regarding $2,500,000,000 Medium-Term Notes, Series E, due nine months or more from the date of issue (Exhibit 1 to TRW Inc.’s Current Report on Form 8-K dated November 18, 1999, is incorporated herein by reference).

4(i)	Form of Medium Term Note, Series E (Exhibit 2 to TRW Inc.’s Current Report on Form 8-K dated November 18, 1999, is incorporated herein by reference).

*10(a)	1979 Stock Option Plan as amended April 28, 1982 (Exhibit A to TRW Proxy Statement dated March 18, 1982, is incorporated herein by reference).

*10(b)	TRW Operational Incentive Plan (Exhibit 10(b) to TRW Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

*10(c)	TRW Executive Health Care Plan as amended and restated effective June 6, 2000.

*10(d)	1984 Stock Option Plan (Exhibit A to TRW Proxy Statement dated March 19, 1984, is incorporated herein by reference).

*10(e)	1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 1989, is incorporated herein by reference).

*10(f)	1994 TRW Long-Term Incentive Plan as amended and restated effective February 4, 1997 (Exhibit 10(f) to TRW Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

*10(g)	1997 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 12, 1997, is incorporated herein by reference).

*10(h)	Amendment dated as of December 9, 1998 to 1997 TRW Long-Term Incentive Plan (Exhibit 10(h) to TRW Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference).

*10(i)	2000 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 2000, is incorporated herein by reference).

*10(j)	Form of Nonqualified Stock Option Agreement (Exhibit 10(i) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

*10(k)	Form of Transferable Nonqualified Stock Option Agreement (Exhibit 10(j) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

*10(l)	Form of Director Transferable Nonqualified Stock Option Agreement (Exhibit 10(c) to TRW Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference).

*10(m)	Form of Stock Option Agreement Qualified under the laws of France (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

*10(n)	Form of U.S. Long-Term Restricted Stock Agreement.

*10(o)	Form of Non-U.S. Long-Term Restricted Stock Agreement.

*10(p)	Deferred Compensation Plan for Non-Employee Directors of TRW Inc. as amended and restated January 1, 2001.

*10(q)	TRW Directors’ Pension Plan as amended and restated effective August 1, 1990 (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended December 31, 1990, is incorporated herein by reference).

*10(r)	Amendment to the TRW Directors’ Pension Plan (as Amended and Restated Effective August 1, 1990) effective June 30, 1997 (Exhibit 10(n) to TRW Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference).

*10(s)	Form of Amended and Restated Employment Continuation Agreements with executive officers (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

*10(t)	TRW Inc. Deferred Compensation Plan (as Amended and Restated Effective January 1, 2001).

*10(u)	TRW Benefits Equalization Plan (as Amended and Restated Effective January 1, 2001).

*10(v)	TRW Supplementary Retirement Income Plan (as Amended and Restated Effective January 1, 1999) (Exhibit 10(t) to TRW Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference).

*10(w)	TRW Inc. Key Executive Life Insurance Plan dated as of February 7, 1996 (Exhibit 10(v) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

*10(x)	TRW Inc. Financial Counseling Program (Exhibit 10(w) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

*10(y)	BDM International, Inc. Defined Contribution Supplemental Executive Retirement Plan dated October 8, 1993.

*10(z)	Consulting Agreement dated September 18, 1997 between TRW Inc. and G. H. Heilmeier (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference).

*10(aa)	Amendment dated December 7, 1999 to Consulting Agreement dated September 18, 1997, between TRW Inc. and G.H. Heilmeier (Exhibit 10(w) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

*10(bb)	Amendment dated February 21, 2001 to Consulting Agreement dated September 18, 1997, between TRW Inc. and G. H. Heilmeier.

*10(cc)	Letter Agreement, dated April 28, 1999, between TRW and Carl Hahn regarding services as an Advisory Director of TRW (Exhibit 10(c) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference).

*10(dd)	TRW Inc. Stock Plan for Non-Employee Directors (as Amended and Restated Effective August 1, 1995) (Exhibit 10.1 to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference).

*10(ee)	Employment Agreement dated as of November 20, 1997 between TRW Inc. and Philip A. Odeen (Exhibit 10(ff) to TRW Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference).

*10(ff)	Amended and Restated Employment Agreement by and between TRW Inc. and David M. Cote, dated as of February 21, 2001.

*10(gg)	Service Agreement among Lucas Limited, LucasVarity plc and John C. Plant dated April 17, 1997.

*10(hh)	Letter Agreement dated May 13, 1998 between LucasVarity plc and John C. Plant.

*10(ii)	Amendment No. 1 to Service Agreement, dated February 15, 2000, between LucasVarity Limited and John C. Plant, including Change of Control Agreement dated February 15, 2000 as the Fourth Schedule thereto.

*10(jj)	Letter Agreement dated February 8, 2001 between TRW Inc. and Joseph T. Gorman.

*10(kk)	Consulting Agreement dated February 8, 2001 between TRW Inc. and Joseph T. Gorman.

*10(ll)	Form of 1998-2000 Strategic Incentive Program Grant (Exhibit 10(cc) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

*10(mm)	Form of 2001-2002 Strategic Incentive Program Grant.

*10(nn)	Form of 2001-2003 Strategic Incentive Program Grant.

10(oo)	Five-Year Credit Agreement dated as of January 25, 2000 among TRW Inc., the lenders party thereto, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent and Salomon Smith Barney Inc. as Syndication Agent (Exhibit 10(dd) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

10(pp)	364-Day Credit Agreement dated as of January 23, 2001 among TRW Inc., the lenders party thereto, the Chase Manhattan Bank as Administrative Agent, J.P. Morgan, a division of Chase Securities, Inc., as Joint-Lead Arranger and Joint-Book Manager and Salomon Smith Barney Inc. as Syndication Agent, Joint-Lead Arranger and Joint-Book Manager.

10(qq)	Purchase Agreement, dated May 26, 1999, between TRW and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as representatives of the initial purchasers named therein (Exhibit 10(a) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference).

10(rr)	Purchase Agreement, dated June 18, 1999, between TRW and Goldman, Sachs & Co., as representative of the initial purchasers named therein (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference).

12	Computation of Ratio of Earnings to Fixed Charges — Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-89133 on Form S-3 and No. 333-48443 on Form S-3).

13	Portions of the TRW Annual Report to Security Holders for the year ended December 31, 2000, incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Power of Attorney.

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

TRW Inc.

Date: March 12, 2001

By	/s/ WILLIAM B. LAWRENCE

William B. Lawrence,
Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

J. T. GORMAN*	Chairman of the Board and Director

D. M. COTE*	Chief Executive Officer and Director

C. G. MILLER*	Executive Vice President and Chief Financial Officer

T. A. CONNELL*	Vice President and Corporate Controller

M. H. ARMACOST*	Director

M. FELDSTEIN*	Director	March 12, 2001

R. M. GATES*	Director

G. H. HEILMEIER*	Director

K. N. HORN*	Director

D. B. LEWIS*	Director

L. M. MARTIN*	Director

J. D. ONG*	Director

William B. Lawrence, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

March 12, 2001

*By	/s/ WILLIAM B. LAWRENCE

William B. Lawrence, Attorney-in-fact

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

Shareholders and Directors,
TRW Inc.

We have audited the consolidated financial statements of TRW Inc. and subsidiaries listed in Item 14(a)(1) of the Annual Report on Form 10-K of TRW Inc. for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cleveland, Ohio

January 22, 2001

F-1