Form 10-K405/A
period 2000-12-31
TRW INC
filed 2001-04-30
CIK 100030

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A NO. 1

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to
Commission file number 1-2384

TRW Inc.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0575430 (I.R.S. Employer Identification No.)

1900 Richmond Road, Cleveland, Ohio (Address of principal executive offices)	44124 (Zip Code)

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

The Registrant hereby amends Part IV, Item 14 of its Annual Report on Form 10-K for the year ended December 31, 2000 solely for the purpose of filing the financial statements for the year ended December 31, 2000 of The TRW Canada Stock Savings Plan, and the related consent, in accordance with Rule 15d-21 under the Securities Exchange Act of 1934. Any information not expressly amended by this filing shall remain as set forth in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 13, 2001.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Financial Statements and Schedules

(1)	Financial Statements

The following financial statements of the registrant and its subsidiaries included in the TRW 2000 Annual Report are incorporated herein by reference:

Statements of Operations – Years ended December 31, 2000, 1999 and 1998 (page 48)

Balance Sheets – December 31, 2000 and 1999 (page 49)

Statements of Cash Flows – Years ended December 31, 2000, 1999 and 1998 (page 50)

Statements of Changes in Shareholders’ Investment – Years ended December 31, 2000, 1999 and 1998 (page 51)

Notes to Financial Statements – (pages 52 — 72)

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

(3) Exhibits

3(a)	Amended Articles of Incorporation as amended May 5, 1997 (Exhibit 3(a) to TRW Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, is incorporated herein by reference).

3(b)	Regulations as amended April 30, 1980 (Exhibit 3(b) to TRW Annual Report on Form 10-K for the year ended December 31, 1980, is incorporated herein by reference).

4(a)	Indenture between TRW Inc. and The Chase Manhattan Bank (National Association), as successor Trustee, dated as of May 1, 1986 (Exhibit 2 to TRW Form 8-A Registration Statement dated July 3, 1986, is incorporated herein by reference).

4(b)	First Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank (National Association), as successor Trustee, dated as of July 26, 1989 (Exhibit 4(b) to TRW Form S-3 Registration Statement, File No. 33-30350, is incorporated herein by reference).

4(c)	Second Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(c) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(d)	Third Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(d) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(e)	Fourth Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(e) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(f)	Fifth Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(f) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(g)	Sixth Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(g) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(h)	Distribution Agreement, dated November 17, 1999, between TRW Inc. and each of Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co. and J.P. Morgan Securities Inc., regarding $2,500,000,000 Medium-Term Notes, Series E, due nine months or more from the date of issue (Exhibit 1 to TRW Inc.’s Current Report on Form 8-K dated November 18, 1999, is incorporated herein by reference).

4(i)	Form of Medium Term Note, Series E (Exhibit 2 to TRW Inc.’s Current Report on Form 8-K dated November 18, 1999, is incorporated herein by reference).

*10(a)	1979 Stock Option Plan as amended April 28, 1982 (Exhibit A to TRW Proxy

Statement dated March 18, 1982, is incorporated herein by reference).

*10(b)	TRW Operational Incentive Plan (Exhibit 10(b) to TRW Annual Report on Form 10-K for the year ended December 31, 1989, is incorporated herein by reference).

+*10(c)	TRW Executive Health Care Plan as amended and restated effective June 6, 2000.

*10(d)	1984 Stock Option Plan (Exhibit A to TRW Proxy Statement dated March 19, 1984, is incorporated herein by reference).

*10(e)	1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 1989, is incorporated herein by reference).

*10(f)	1994 TRW Long-Term Incentive Plan as amended and restated effective February 4, 1997 (Exhibit 10(f) to TRW Annual Report on Form 10-K for the year ended December 31, 1996, is incorporated herein by reference).

*10(g)	1997 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 12, 1997, is incorporated herein by reference).

*10(h)	Amendment dated as of December 9, 1998 to 1997 TRW Long-Term Incentive Plan (Exhibit 10(h) to TRW Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference).

*10(i)	2000 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 2000, is incorporated herein by reference).

*10(j)	Form of Nonqualified Stock Option Agreement (Exhibit 10(i) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

*10(k)	Form of Transferable Nonqualified Stock Option Agreement (Exhibit 10(j) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

*10(l)	Form of Director Transferable Nonqualified Stock Option Agreement (Exhibit 10(c) to TRW Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, is incorporated herein by reference).

*10(m)	Form of Stock Option Agreement Qualified under the laws of France (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

+*10(n)	Form of U.S. Long-Term Restricted Stock Agreement.

+*10(o)	Form of Non-U.S. Long-Term Restricted Stock Agreement.

+*10(p)	Deferred Compensation Plan for Non-Employee Directors of TRW Inc. as amended and restated January 1, 2001.

*10(q)	TRW Directors’ Pension Plan as amended and restated effective August 1, 1990 (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended

December 31, 1990, is incorporated herein by reference).

*10(r)	Amendment to the TRW Directors’ Pension Plan (as Amended and Restated Effective August 1, 1990) effective June 30, 1997 (Exhibit 10(n) to TRW Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference).

*10(s)	Form of Amended and Restated Employment Continuation Agreements with executive officers (Exhibit 10(k) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

+*10(t)	TRW Inc. Deferred Compensation Plan (as Amended and Restated Effective January 1, 2001).

+*10(u)	TRW Benefits Equalization Plan (as Amended and Restated Effective January 1, 2001).

*10(v)	TRW Supplementary Retirement Income Plan (as Amended and Restated Effective January 1, 1999) (Exhibit 10(t) to TRW Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference).

*10(w)	TRW Inc. Key Executive Life Insurance Plan dated as of February 7, 1996 (Exhibit 10(v) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

*10(x)	TRW Inc. Financial Counseling Program (Exhibit 10(w) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

+*10(y)	BDM International, Inc. Defined Contribution Supplemental Executive Retirement Plan dated October 8, 1993.

*10(z)	Consulting Agreement dated September 18, 1997 between TRW Inc. and G. H. Heilmeier (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, is incorporated herein by reference).

*10(aa)	Amendment dated December 7, 1999 to Consulting Agreement dated September 18, 1997, between TRW Inc. and G.H. Heilmeier (Exhibit 10(w) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

+*10(bb)	Amendment dated February 21, 2001 to Consulting Agreement dated September 18, 1997, between TRW Inc. and G. H. Heilmeier.

*10(cc)	Letter Agreement, dated April 28, 1999, between TRW and Carl Hahn regarding services as an Advisory Director of TRW (Exhibit 10(c) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference).

*10(dd)	TRW Inc. Stock Plan for Non-Employee Directors (as Amended and Restated Effective August 1, 1995) (Exhibit 10.1 to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, is incorporated herein by reference).

*10(ee)	Employment Agreement dated as of November 20, 1997 between TRW Inc. and Philip A. Odeen (Exhibit 10(ff) to TRW Annual Report on Form 10-K for the year ended December 31, 1997, is incorporated herein by reference).

+*10(ff)	Amended and Restated Employment Agreement by and between TRW Inc. and David M. Cote, dated as of February 21, 2001.

+*10(gg)	Service Agreement among Lucas Limited, LucasVarity plc and John C. Plant dated April 17, 1997.

+*10(hh)	Letter Agreement dated May 13, 1998 between LucasVarity plc and John C. Plant.

+*10(ii)	Amendment No. 1 to Service Agreement, dated February 15, 2000, between LucasVarity Limited and John C. Plant, including Change of Control Agreement dated February 15, 2000 as the Fourth Schedule thereto.

+*10(jj)	Letter Agreement dated February 8, 2001 between TRW Inc. and Joseph T. Gorman.

+*10(kk)	Consulting Agreement dated February 8, 2001 between TRW Inc. and Joseph T. Gorman.

*10(ll)	Form of 1998-2000 Strategic Incentive Program Grant (Exhibit 10(cc) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

+*10(mm)	Form of 2001-2002 Strategic Incentive Program Grant.

+*10(nn)	Form of 2001-2003 Strategic Incentive Program Grant.

10(oo)	Five-Year Credit Agreement dated as of January 25, 2000 among TRW Inc., the lenders party thereto, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent and Salomon Smith Barney Inc. as Syndication Agent (Exhibit 10(dd) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, is incorporated herein by reference).

+10(pp)	364-Day Credit Agreement dated as of January 23, 2001 among TRW Inc., the lenders party thereto, the Chase Manhattan Bank as Administrative Agent, J.P. Morgan, a division of Chase Securities, Inc., as Joint-Lead Arranger and Joint-Book Manager and Salomon Smith Barney Inc. as Syndication Agent, Joint-Lead Arranger and Joint-Book Manager.

10(qq)	Purchase Agreement, dated May 26, 1999, between TRW and Morgan Stanley & Co. Incorporated, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as representatives of the initial purchasers named therein (Exhibit 10(a) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference).

10(rr)	Purchase Agreement, dated June 18, 1999, between TRW and Goldman, Sachs & Co., as representative of the initial purchasers named therein (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, is incorporated herein by reference).

+12	Computation of Ratio of Earnings to Fixed Charges — Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-89133 on Form S-3 and No. 333-48443 on Form S-3).

+13	Portions of the TRW Annual Report to Security Holders for the year ended December 31, 2000, incorporated herein by reference.

+21	Subsidiaries of the Registrant.

+23	Consent of Independent Auditors.

++23(a)	Consent of Independent Auditors (with respect to the financial statements of The TRW Canada Stock Savings Plan).

++99	Financial Statements of The TRW Canada Stock Savings Plan.

+24	Power of Attorney.

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

+ Filed with TRW’s Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Commission on March 13, 2001.

++ Filed with this Form 10-K/A No. 1.

(b) Reports on Form 8-K

      None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Inc.

Date: April 30, 2001

	By	/s/ WILLIAM B. LAWRENCE William B. Lawrence, Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

J. T. GORMAN* D. M. COTE* C. G. MILLER* T. A. CONNELL* M. H. ARMACOST*	Chairman of the Board and Director Chief Executive Officer and Director Executive Vice President and Chief Financial Officer Vice President and Corporate Controller Director
M. FELDSTEIN* R. M. GATES* G. H. HEILMEIER* K. N. HORN* D. B. LEWIS* L. M. MARTIN* J. D. ONG*	Director Director Director Director Director Director Director	April 30, 2001

William B. Lawrence, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

April 30, 2001

*By	/s/ WILLIAM B. LAWRENCE

William B. Lawrence, Attorney-in-fact