Form 10-Q
period 2001-03-31
TRW INC
filed 2001-05-01
CIK 100030

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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
Yes X No

As of April 24, 2001, there were 124,913,325 shares of
TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Operations (unaudited)
TRW Inc. and subsidiaries

	Quarter ended
	March 31
In millions except per share data	2001	2000

Sales	$4,167	$4,565

Cost of sales	3,566	3,810

Gross profit	601	755

Administrative and selling expenses	265	303

Research and development expenses	121	110

Interest expense	129	136

Amortization of goodwill and intangible assets	32	32

Other (income)expense-net	(19)	(167)

Earnings before income taxes	73	341

Income taxes	18	132

Net earnings	$55	$209

Per share of common stock

Diluted earnings per share	$.44	$1.68

Basic earnings per share	.45	1.71

Dividends declared	.00	.00

Shares used in computing per share amounts
Diluted	124.9	124.7

Basic	123.8	122.3

Balance Sheets (unaudited)
TRW Inc. and subsidiaries

	March 31	December 31
In millions	2001	2000

Assets

Current assets
Cash and cash equivalents	$268	$267

Accounts receivable	2,427	2,328

Inventories	835	870

Prepaid expenses	177	149

Deferred income taxes	306	353

Total current assets	4,013	3,967

Property, plant and equipment-on the basis of cost	7,861	7,915

Less accumulated depreciation and amortization	4,389	4,328

Total property, plant and equipment-net	3,472	3,587

Intangible assets
Goodwill	3,499	3,547

Other intangible assets	969	975

	4,468	4,522

Less accumulated amortization	578	510

Total intangible assets-net	3,890	4,012

Investments in affiliated companies	725	1,040

Other notes and accounts receivable	240	283

Prepaid pension cost	2,835	2,902

Other assets	627	676

	$15,802	$16,467

Liabilities and shareholders’ investment

Current liabilities
Short-term debt	$776	$1,450

Trade accounts payable	1,768	1,795

Current portion of long-term debt	758	489

Other current liabilities	1,920	2,126

Total current liabilities	5,222	5,860

Long-term liabilities	2,022	2,038

Long-term debt	5,344	4,765

Deferred income taxes	757	1,030

Minority interests in subsidiaries	126	123

Capital stock	78	78

Other capital	481	472

Retained earnings	2,613	2,565

Treasury shares-cost in excess of par value	(458)	(472)

Accumulated other comprehensive income(loss)	(383)	8

Total shareholders’ investment	2,331	2,651

	$15,802	$16,467

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

	Quarter ended
	March 31
In millions	2001	2000

Operating activities

Net earnings	$55	$209

Adjustments to reconcile net earnings to net cash

(used in)provided by operating activities:

Depreciation and amortization	200	212

Pension income	(61)	(66)

Net gain on sale of assets	(30)	(196)

Deferred income taxes	12	42

Other-net	21	15

Changes in assets and liabilities, net of effects of

businesses acquired or sold:

Accounts receivable	(153)	(313)

Inventories	14	30

Trade accounts payable	9	50

Prepaid expenses and other liabilities	(197)	(17)

Other-net	118	36

Net cash (used in)provided by operating activities	(12)	2

Investing activities

Capital expenditures including other intangibles	(167)	(153)

Net proceeds from divestitures	19	1,351

Other-net	(7)	(67)

Net cash (used in)provided by investing activities	(155)	1,131

Financing activities

Decrease in short-term debt	(299)	(622)

Proceeds from debt in excess of 90 days	626	449

Principal payments on debt in excess of 90 days	(125)	(972)

Dividends paid	(44)	(41)

Other-net	(3)	36

Net cash provided by(used in) financing activities	155	(1,150)

Effect of exchange rate changes on cash	13	50

Increase in cash and cash equivalents	1	33

Cash and cash equivalents at beginning of quarter	267	228

Cash and cash equivalents at end of quarter	$268	$261

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Restructuring

The Company has taken restructuring actions intended to enhance the automotive businesses’ profit margin. The severance costs and plant closings accruals related to these actions, including costs associated with the integration of LucasVarity, were $70 million at December 31, 2000. During the first quarter of 2001, the Company recorded an additional before tax charge of $37 million for headcount reductions, which were recorded in administrative and selling expenses and cost of sales. The Company used $40 million for severance payments and plant closings. The balance at March 31, 2001 of $67 million is expected to be used by the first half of 2002.

Other (Income)Expense-Net

(In millions)	Quarter ended
	March 31

	2001	2000

Net gain on sale of assets	$(30)	$(196)

Claims and litigation	—	25

Miscellaneous other (income)expense	11	4

	$(19)	$(167)

The net gain on sale of assets in 2000 included the sale of RF Micro Devices, Inc. (RFMD) common stock and the Company’s Nelson Stud Welding and Australian steering businesses.

Operating Segments

Effective January 2001, the Other Automotive segment was combined with the Chassis Systems segment. Financial information in prior periods related to these segments has been restated to reflect such combination. In April 2001, Systems & Information Technology changed its name to Systems.

	Quarter ended
	March 31

In millions	2001	2000

Sales

Systems	$789	$774

Space & Electronics	484	486

Aeronautical Systems	265	270

Chassis Systems	1,554	1,803

Occupant Safety Systems	708	760

Automotive Electronics	367	472

Sales	$4,167	$4,565

Profit before taxes

Systems	$48	$47

Space & Electronics	34	227

Aeronautical Systems	29	27

Chassis Systems	56	138

Occupant Safety Systems	24	14

Automotive Electronics	18	32

	209	485

Corporate expense and other	(59)	(64)

Pension income	53	57

Financing costs	(130)	(137)

Earnings before income taxes	$73	$341

Corporate expense and other included approximately $6 million of restructuring charges in the first quarter of 2001 and approximately $12 million of unrealized foreign exchange losses in the first quarter of 2000.

	Quarter ended
	March 31

In millions	2001	2000

Intersegment sales

Systems	$42	$31

Space & Electronics	15	9

Aeronautical Systems	—	—

Chassis Systems	1	7

Occupant Safety Systems	—	1

Automotive Electronics	29	21

      Inventories

	March 31	December 31
(In millions)	2001	2000

Finished products and work in process	$502	$513

Raw materials and supplies	333	357

	$835	$870

Financial Instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires companies to recognize all derivative instruments as either assets or liabilities at fair value. The effect of the adoption had an immaterial impact on the Company’s financial position and net earnings.

Under SFAS No. 133, for derivative instruments that have been designated and qualify as hedging the exposure to changes in the fair value of an asset or a liability, the gain or loss on the derivative as well as the offsetting gain/loss on the hedged item are recognized in net earnings during the period of the change in fair values. For derivative instruments that have been designated and qualify as hedging the exposure to variability in expected future cash flows, the gain/loss on the derivative is initially reported as a component of other comprehensive income(loss) and reported as earnings when the hedged transaction affects earnings. The remaining gain/loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in net earnings during the period of change. For derivative instruments that are a hedge of a net investment in a foreign currency, the gain or loss is reported in other comprehensive income(loss) as part of the cumulative translation adjustment. Derivatives not designated as hedges are adjusted to fair value through net earnings.

Cash Flow Hedges

The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts and, to a lesser extent, purchased currency options to hedge portions of its foreign currency denominated forecasted revenues, purchases, and the subsequent cash flows. The critical terms of the hedges are the same as the underlying forecasted transactions and the hedges are considered to be perfectly effective to offset the changes in fair value of cash flows from the hedged transactions. Gains/losses on these instruments, which mature at various dates through April 2007, are generally recorded in other comprehensive income(loss) until the underlying transaction is recognized in net earnings. The earnings impact is reported in either Sales, Cost of sales, or Other (income)expense-net, to match the underlying transaction.

In addition, the Company enters into certain forward currency exchange contracts that are not treated as hedges under SFAS No. 133 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in earnings and are substantially offset by the earnings effect of the revaluation of the underlying foreign currency denominated transaction.

No foreign currency cash flow hedges were discontinued during the quarter ended March 31, 2001. Foreign currency cash flow hedges with a combined fair value of a $10 million loss after tax at March 31, 2001 are expected to be recognized in net earnings in the next twelve months.

The Company enters into interest rate swaps to manage the risks and costs associated with its financing activities. At March 31, 2001, the Company had $100 million notional principal amount of interest rate swaps outstanding that converted a portion of its variable rate debt to a fixed rate for the next four years. These interest rate swaps have a fair market value loss of $8 million.

Fair Value Hedges

On occasion, the Company hedges equity investments in publicly traded companies. These instruments protect the Company from changes in the market value of a portion of the Company’s investments in RF Micro Devices, Inc. and Applera Corporation – Celera Genomics Group. The fair market value of these hedges as of March 31, 2001 is a $161 million gain. The ineffective portion, recorded in Other (income)expense-net, was a $5 million gain for the quarter ending March 31, 2001.

At March 31, 2001, the Company had a $425 million notional principal amount interest rate swap to receive a fixed rate amount in exchange for variable rate interest payments. This hedge is considered perfectly effective to offset the changes in fair value of the hedged item and has a fair value of zero at March 31, 2001.

Debt and Credit Agreements

The Company amended and restated its revolving credit agreement that expired on January 23, 2001. The amended and restated agreement, in an aggregate amount of $1.8 billion with 26 banks, has a new expiration date of January 22, 2002 with an option to extend the maturity of outstanding borrowings at that time to January 22, 2003. The interest rate under the agreement is either the prime rate or a rate based on LIBOR, at the option of the Company. The Company also canceled a revolving credit agreement for use by its Brazilian operations.

During the first quarter of 2001, the Company issued $500 million of 7.625% Notes due March 2006, utilizing the universal shelf registration statement. The proceeds were used to reduce short-term borrowings.

At March 31, 2001, $500 million of short-term obligations were reclassified to long-term obligations, as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its revolving credit agreements.

Earnings Per Share

	Quarter ended
(In millions except per share data)	March 31

	2001	2000

Numerator

Net earnings	$55.5	$209.3

Preferred stock dividends	.2	.2

Numerator for basic earnings per share—net earnings

available to common shareholders	55.3	209.1

Effect of dilutive securities

Preferred stock dividends	.2	.2

Numerator for diluted earnings per share—

net earnings available to common shareholders	$55.5	$209.3

Denominator

Denominator for basic earnings per share—

weighted-average common shares	123.8	122.3

Effect of dilutive securities

Convertible preferred stock	.7	.8

Employee stock options	.4	1.6

Dilutive potential common shares	1.1	2.4

Denominator for diluted earnings per share—

adjusted weighted-average shares after assumed conversions	124.9	124.7

Basic earnings per share	$.45	$1.71

Diluted earnings per share	.44	1.68

Supplemental Cash Flow Information

	Quarter ended
(In millions)	March 31

	2001	2000

Interest paid (net of amount capitalized)	$65	$79

Income taxes paid (net of refunds)	$16	$19

Comprehensive Income(Loss)

The components of comprehensive income(loss), net of related tax, for the first quarter of 2001 and 2000 are as follows:

	Quarter ended
(In millions)	March 31

	2001	2000

Net earnings	$55	$209

Foreign currency exchange losses	(119)	(153)

Unrealized (losses)gains on securities	(241)	420

Unrealized losses on cash flow hedges	(31)	—

Comprehensive income(loss)	$(336)	$476

The components of accumulated other comprehensive income(loss), net of tax, at March 31, 2001 and December 31, 2000 are as follows:

	March 31	December 31
(In millions)	2001	2000

Foreign currency exchange loss	$(542)	$(423)

Unrealized gains on securities	212	453

Unrealized losses on cash flow hedges	(31)	—

Minimum pension liability adjustments	(22)	(22)

Accumulated other comprehensive income(loss)	$(383)	$8

Contingencies

During 1996, the United States Department of Justice (DOJ) advised the Company that it had been named as a defendant in lawsuits brought by a former employee of the Company originally filed under seal in 1994 and 1995 in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The DOJ subsequently advised that it would intervene in the litigation. In a consolidated complaint filed jointly by the former employee and the DOJ, it is alleged that the Company misclassified various costs and improperly charged those costs to certain of its federal contracts, that the United States has incurred substantial damages, and that the Company is liable for treble damages, penalties, post-judgment interest, costs (including attorneys’ fees) and “all other proper relief.” All substantive allegations against the Company have been denied in the Company’s answer to the consolidated complaint. The Company cannot presently predict the outcome of this lawsuit, although management believes its ultimate resolution will not have a material effect on the Company’s financial condition or results of operations.

On March 31, 2000, VSSI was served with a putative class action lawsuit filed on behalf of everyone living within a five-mile radius of the Company’s air bag manufacturing plant in Mesa, Arizona. The lawsuit alleges that emissions from the plant have caused health problems for residents living near the plant, that the Company concealed information about the potential health risks of its emissions and that animals and plant life have been injured or destroyed through exposure to toxic emissions. Plaintiffs are asking the court to require the Company to institute medical monitoring for the claimants, to conduct various studies regarding, among other things, the risks of sodium azide, to cease operations that release toxic substances into the air and to create a supervised fund to pay for medical screening and monitoring. Plaintiffs also are seeking attorneys’ fees and punitive damages. The Company believes there is no valid scientific basis for these claims and is defending itself vigorously. The case has been removed to the U.S. District Court for the District of Arizona, where the Company is vigorously opposing class certification. The Company is not able to predict the outcome of this lawsuit at this time.

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

Independent Accountants’ Review Report

Audit Committee of the
Board of Directors
TRW Inc.

We have reviewed the accompanying unaudited balance sheet of TRW Inc. and subsidiaries as of March 31, 2001, and the related unaudited statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000, included in the Form 10-Q of TRW Inc. for the quarterly period ended March 31, 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TRW Inc. as of December 31, 2000, and the related statements of operations, cash flows, and changes in shareholders’ investment for the year then ended not presented herein, and in our report dated January 22, 2001, we expressed an unqualified opinion on those financial statements. Those financial statements and our report on them are included in the Form 10-K of TRW Inc. for the year ended December 31, 2000. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, included in the Form 10-Q of TRW Inc. for the quarterly period ended March 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
April 18, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

(In millions except per share data)

	Quarter ended
	March 31

				Percent
	2001	2000	Change	Inc (Dec)

Sales	$4,167	$4,565	$(398)	(9%)

Profit before taxes	209	485	(276)	(57%)

Net earnings	55	209	(154)	(74%)

Diluted earnings per share	.44	1.68	(1.24)	(74%)

Effective tax rate	24.0%	38.6%

The first quarter 2001 sales decreased 9 percent compared with first quarter 2000 sales, due to lower volumes, primarily in North America, of approximately $170 million, foreign currency exchange of approximately $105 million, divestitures of approximately $90 million and automotive price reductions of approximately $35 million. Net earnings and diluted earnings per share for the first quarter 2001 were $55 million, or $.44 per share, compared with $209 million, or $1.68 per share, in 2000.

For the first quarter 2001, unusual items resulted in net earnings of $4 million, or $.03 per share. The unusual items for the first quarter 2001 included gains from asset sales of approximately $31 million, which were partially offset by restructuring charges of approximately $27 million.

For the first quarter 2000, unusual items resulted in net earnings of $57 million, or $.46 per share. The unusual items for the first quarter 2000 included $126 million of gains from asset sales, including sales of shares of RFMD common stock and of the Company’s Nelson Stud Welding and Australian steering businesses, offset in part by a $49 million charge for warranty reserves and claims and litigation, a $12 million charge for severance and plant closing costs for the automotive restructuring program and an $8 million charge primarily for unrealized losses on foreign currency hedges.

Gross profit of $601 million in the first quarter of 2001 decreased 20 percent from $755 million in 2000 primarily due to decreased volume and unfavorable product mix of approximately $95 million, lower pricing of approximately $40 million, net change in restructuring of $10 million and the absence of warranty reserves and claims and litigation of $40 million incurred in 2000. Gross profit, as a percentage of sales, was 14.4 percent for the first quarter 2001, compared to 16.5 percent in the first quarter 2000.

Administrative and selling expenses of $265 million in the first quarter 2001 decreased $38 million compared with the first quarter of 2000, primarily due to cost reductions of approximately $15 million and divestitures of approximately $11 million.

Research and development expenses of $121 million in the first quarter 2001 increased $11 million compared with the first quarter of 2000, due to increased spending in the Space & Electronics segment of approximately $15 million, including indium phosphide integrated circuits.

Interest expense of $129 million in the first quarter 2001 decreased $7 million compared with the first quarter of 2000, primarily due to lower average debt, offset by slightly higher short-term interest rates in the United States and higher interest rates on new fixed rate debt issuances.

Other (income)expense-net was income of $19 million in the first quarter 2001 compared to $167 million in 2000. Included in 2001 were net gains on sale of assets of approximately $30 million. Included in 2000 were the following items: net gains on sale of assets, related to sales of shares of

RFMD common stock and the Company’s Nelson Stud Welding and Australian steering businesses, of $196 million, partially offset by claims and litigation of $25 million.

The effective income tax rate was 24 percent in the first quarter of 2001 compared with 38.6 percent in the first quarter of 2000. Excluding unusual items, the effective income tax rate would have been approximately 36 percent in both quarters.

RESULTS OF SEGMENTS

Systems (formerly known as Systems & Information Technology)

	Quarter ended
(In millions)	March 31

				Percent
	2001	2000	Change	Inc (Dec)

Sales	$789	$774	$15	2%

Profit before taxes	48	47	1	3%

Sales for the first quarter of 2001 increased 2 percent compared to the first quarter of 2000, primarily due to higher volume on existing programs, including space and missile defense systems contracts, of approximately $64 million. The higher sales were offset by lower volume on contracts nearing completion or completed during the year, including the U.S. Census Bureau and the TRW Environmental Safety Systems programs, of approximately $53 million.

Profit before taxes for the first quarter 2001 increased 3 percent compared to the first quarter of 2000 due to increased sales volume.

Space & Electronics

	Quarter ended
(In millions)	March 31

				Percent
	2001	2000	Change	Inc (Dec)

Sales	$484	$486	$(2)	—

Profit before taxes	34	227	(193)	(85%)

Sales for the first quarter of 2001 decreased slightly compared to the first quarter of 2000. Lower sales, primarily due to lower volume on several defense programs nearing completion or completed during the year of approximately $25 million, was offset by higher volume on existing core programs of approximately $25 million.

Profit before taxes for the first quarter of 2001 decreased 85 percent compared to the first quarter of 2000. Excluding unusual items of $174 million in 2000, consisting of gains on the sales of shares of RFMD common stock, profit before taxes decreased $19 million. An increase in losses from partially owned technology companies, including Endwave Corporation and Astrolink, of approximately $9 million and lower volume on several defense programs nearing completion or completed during the year of approximately $5 million reduced profit before taxes.

Aeronautical Systems

	Quarter ended
(In millions)	March 31

				Percent
	2001	2000	Change	Inc (Dec)

Sales	$265	$270	$(5)	(2%)

Profit before taxes	29	27	2	5%

Sales for the first quarter of 2001 decreased 2 percent compared to the first quarter of 2000. The lower sales were due to the effect of foreign currency exchange of approximately $15 million and decreased volume relating to a customer’s decision to in-source certain aerostructure work of approximately $11 million, offset in part by increased volume of approximately $19 million.

Profit before taxes for the first quarter of 2001 increased 5 percent compared to the first quarter of 2000. Excluding approximately $4 million of unusual items in 2001, consisting of gain on sale of assets, profit before taxes decreased $2 million. The lower profit before taxes resulted from decreased volume primarily relating to a customer’s decision to in-source certain aerostructure work of approximately $5 million and the effect of foreign currency exchange of approximately $2 million, offset by net cost reductions of approximately $7 million.

As of December 31, 2000, the Company had reserves of approximately $7 million for severance and other costs to close certain facilities of the Aeronautical Systems segment. During the first quarter of 2001, the reserve was reduced by $2 million for severance costs. The balance of $5 million will be used by the first quarter of 2002.

Automotive Segments

Chassis Systems

	Quarter ended
(In millions)	March 31

				Percent
	2001	2000	Change	Inc (Dec)

Sales	$1,554	$1,803	$(249)	(14%)

Profit before taxes	56	138	(82)	(59%)

Sales for the first quarter of 2001 decreased 14 percent compared to the first quarter of 2000, mainly due to lower volume of approximately $135 million, the effect of foreign currency exchange of approximately $59 million and the effects of divestitures of approximately $47 million.

Profit before taxes for the first quarter of 2001 decreased 59 percent compared to the first quarter of 2000. Unusual items for the first quarter of 2001 included restructuring charges of approximately $21 million and gains from asset sales of approximately $19 million. Unusual items for the first quarter of 2000 included warranty and restructuring charges of approximately $36 million, offset by the gain on the sale of businesses of approximately $23 million. Excluding unusual items, profit before taxes decreased $93 million. The lower profit before taxes resulted primarily from the net effect of decreased volume and unfavorable product mix of approximately $75 million, lower pricing of approximately $9 million and the effect of foreign currency exchange of approximately $5 million.

Effective January 2001, the Company’s Other Automotive segment was combined with the Chassis Systems segment. Financial information has been restated to reflect this combination.

Occupant Safety Systems

	Quarter ended
(In millions)	March 31

				Percent
	2001	2000	Change	Inc (Dec)

Sales	$708	$760	$(52)	(7%)

Profit before taxes	24	14	10	71%

Sales for the first quarter of 2001 decreased 7 percent compared to the first quarter of 2000, due to lower pricing of approximately $24 million, the effect of foreign currency exchange of approximately $20 million and decreased volume of approximately $6 million.

Excluding approximately $33 million of unusual items consisting of claims and litigation in 2000 and the net change in restructuring charges, profit before taxes for the first quarter of 2001 decreased approximately $23 million. Lower pricing of approximately $24 million and decreased volume of approximately $4 million were offset by net cost reductions of approximately $12 million.

Automotive Electronics

	Quarter ended
(In millions)	March 31

				Percent
	2001	2000	Change	Inc (Dec)

Sales	$367	$472	$(105)	(22%)

Profit before taxes	18	32	(14)	(44%)

Sales for the first quarter of 2001 decreased 22 percent compared to the first quarter of 2000, primarily due to lower volume of approximately $52 million, the effects of divestitures of approximately $34 million and the effect of foreign currency exchange of approximately $14 million.

Profit before taxes for the first quarter of 2001 decreased 44 percent compared to the first quarter of 2000. Excluding unusual items of approximately $9 million, consisting of gains from sales of assets in 2001 and the decrease in restructuring charges, profit before taxes decreased $23 million. The lower profit before taxes is due to lower volume of approximately $17 million, lower pricing of approximately $5 million and the effects of divestitures of approximately $4 million, offset in part by net cost reductions of approximately $5 million.

Automotive Restructuring

The Company has taken actions to enhance the automotive businesses’ profit margin, including the integration of LucasVarity. The severance costs and plant closings accruals related to these actions were $63 million at December 31, 2000. In 2001, the Company recorded an additional before tax charge of $31 million for headcount reductions, which were recorded in administrative and selling expenses and cost of sales. During the first quarter of 2001, these actions resulted in a permanent reduction of approximately 1,000 automotive salaried positions. During the first quarter of 2001, the Company used $32 million for severance payments and plant closings. The balance at March 31, 2001 of $62 million is expected to be used by the first half of 2002.

LIQUIDITY AND FINANCIAL POSITION

In the first quarter of 2001, an increase in debt of $202 million, proceeds from the sale of nonstrategic assets of $19 million and other items of $3 million were used primarily for capital expenditures of $167 million, dividend payments of $44 million and operating activities of $12 million. As a result, cash and cash equivalents increased $1 million. In the first quarter of 2000, proceeds from the sale of nonstrategic assets of $1,351 million, operating activities of $2 million and other items of $19 million were used primarily for debt payments of $1,145 million, capital expenditures of $153 million and dividend payments of $41 million. As a result, cash and cash equivalents increased $33 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt, less cash and cash equivalents) was $6.6 billion at March 31, 2001, compared to $6.4 billion at December 31, 2000. The ratio of net debt to total capital (net debt, minority interests and shareholders’ investment) was 73 percent at March 31, 2001 and 70 percent at December 31, 2000. The percentage of fixed rate debt to total debt was 71 percent at the end of the first quarter 2001 compared to 66 percent at the end of 2000.

The Company amended and restated the revolving credit agreement expiring on January 23, 2001 in an aggregate amount of $1.8 billion with 26 banks to establish a new expiration date of January 22, 2002 with an option to extend the maturity of outstanding borrowings at that time to January 22, 2003. The interest rate under the agreement is either the prime rate or a rate based on LIBOR, at the option of the Company. The Company also canceled a revolving credit agreement for use by the Company’s Brazilian operations.

During the first quarter of 2001, the Company issued $500 million of 7.625% Notes due March 2006, utilizing the universal shelf registration statement.

At March 31, 2001, $500 million of short-term obligations were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

At March 31, 2001, the Company has $1.2 billion available of the $2.5 billion Universal Shelf Registration Statement for issuance of securities.

At March 31, 2001, the Company had a working capital deficiency of approximately $1.2 billion primarily due to the issuance of debt incurred to purchase LucasVarity. Management believes that sufficient resources, from funds generated by operations, dispositions and existing borrowing capacity, are available to maintain liquidity.

OTHER MATTERS

Refer to the Contingencies note to Financial Statements for discussion of legal matters.

FORWARD-LOOKING STATEMENTS

Statements in this filing that are not statements of historical fact may be forward-looking statements. In addition, from time to time, the Company and its representatives make statements that may be forward-looking. This section provides readers with cautionary statements identifying, for purposes of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, important factors that could cause the Company’s actual results to differ materially from those contained in forward-looking statements made in this filing or otherwise made by, or on behalf of, the Company.

The Company’s consolidated results could be affected by: unanticipated events and circumstances that may occur and render the Company’s acquisition of LucasVarity less beneficial to the Company than anticipated; the ability to continue technical innovation and the development of and demand for new products and contract awards; pricing pressures from customers; the ability to reduce the level of outstanding debt from cash flow from operations and the proceeds from asset dispositions; the introduction of competing products or technology by competitors; the financial results of companies in which we have made technology investments; the availability of funding for research and development; the economic, regulatory and political instability of certain emerging countries; fluctuations in currency exchange rates; and the ability to attract and retain skilled employees with high-level technical competencies.

The Company’s aerospace and information systems businesses also could be affected by: the level of defense funding by the government; the termination of existing government contracts; and the ability to develop and market products and services for customers outside of the traditional aerospace and information systems markets.

The Company’s automotive businesses also could be affected by: changes in consumer debt levels and interest rates; moderation or decline in the automobile build rate; work stoppages; customer recall and warranty claims; product liability issues; and changes to the regulatory environment regarding automotive safety.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to inherent risks attributed to operating in a global economy. It is the Company’s policy to utilize derivative financial instruments to manage its interest rate and foreign currency exchange rate risks. When appropriate, the Company uses derivatives to hedge its exposure to short-term interest rate changes as a lower cost substitute for the issuance of fixed rate debt and as a means of securing long-term, floating-rate debt. Also, the Company may use interest rate agreements in the management of interest rate exposure on debt issuances. The Company manages cash flow transactional foreign exchange risk pursuant to a written corporate policy. Forward contracts and, to a lesser extent, options are utilized to protect the Company’s cash flow from adverse movements in exchange rates.

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

Based on the Company’s interest rate exposure on variable rate borrowings at March 31, 2001, including fixed rate borrowings exposed due to an interest rate swap, a one-percentage-point increase in the average interest rate on the Company’s variable rate borrowings would increase future interest expense by approximately $2 million per month.

Based on the Company’s exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at March 31, 2001, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in an $102 million loss in fair value.

The Company’s sensitivity analyses of the effects of changes in interest rates and foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The Company’s sensitivity analyses of the effects of changes in interest rates and foreign currency exchange rates do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

Management believes the Company’s current financial position and financing arrangements allow flexibility in worldwide financing activities and permit the Company to respond to changing conditions in credit markets. Management believes that funds generated from operations and existing borrowing capacity are adequate to fund debt service requirements, capital expenditures, working capital including tax requirements, company-sponsored research and development programs and dividend payments to shareholders.

Refer to the Financial Instruments note to Financial Statements for further discussion of derivative instruments as of March 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material developments in legal proceedings involving TRW or its subsidiaries since those reported in TRW’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

TRW Vehicle Safety Systems Inc. environmental matter – previously discussed on page 12 of the 2000 Form 10-K: During the first quarter of 2001, TRW pled guilty to certain Resource Conservation and Recovery Act violations and the criminal settlement agreement was approved by the state and federal courts. The criminal fines of $12 million will be due at the time of sentencing, which is expected to occur sometime during the second or third quarter of 2001.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10	Form of Restricted Stock Unit Agreement

15	Letter re: Unaudited Financial Information

99	Computation of Ratio of Earnings to Fixed Charges – Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-89133 on Form S-3 and No. 333-48443 on Form S-3)

(b)	Reports on Form 8-K:

Current Report on Form 8-K, dated January 18, 2001, regarding TRW’s announcement that its TRW Vehicle Safety Systems subsidiary had reached proposed settlements regarding alleged environmental violations in Mesa, Arizona.

Current Report on Form 8-K, dated March 1, 2001, containing the Management’s Discussion and Analysis of the Results of Operations and Financial Condition and Financial Statements included in TRW’s Annual Report mailed to shareholders in connection with TRW’s 2001 Annual Meeting of Shareholders.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Inc.

Date: May 1, 2001	By:	/s/ William B. Lawrence William B. Lawrence Executive Vice President, General Counsel and Secretary

	By:	/s/ Carl G. Miller Carl G. Miller Executive Vice President and Chief Financial Officer