Form 10-Q
period 2001-06-30
TRW INC
filed 2001-07-31
CIK 100030

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EX-10(A) Amend to 1997 Long Term Incentive Plan
EX-10(B) Amend to 2000 Long Term Incentive Plan
EX-10(C) Form Nonqualified Stock Option Agreement
EX-10(D) Transferable Nonqualified Stock Opt Agrmt
EX-10(E) Direct. Transferable Non-Qual Stk Opt Agr
EX-10(F) Stk Opt Agrmt Qualified/Rules of France
EX-10(G) TRW Supplemental Executive Retirement Pl
EX-10(H) 2001-02 Strategic Incentive Program Grant
EX-10(I) 2001-03 Strategic Incentive Program Grant
EX-10(J) Am & Res Employment Agrmt/TRW & DM Cote
EX-15 Letter Re: Unaudited Financial Information
EX-99 Comput. of Ratio - Earnings to Fixed Charges

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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
Yes X No

As of July 23, 2001, there were 125,880,366 shares of
TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Operations (unaudited)
TRW Inc. and subsidiaries

	Quarter ended		Six months ended
	June 30		June 30
In millions except per share data	2001	2000	2001	2000

Sales	$4,276	$4,476	$8,443	$9,041

Cost of sales	3,640	3,696	7,206	7,506

Gross profit	636	780	1,237	1,535

Administrative and selling expenses	270	275	535	578

Research and development expenses	115	113	236	223

Interest expense	122	126	251	262

Amortization of goodwill and intangible assets	32	36	64	68

Purchased in-process research and development	–	12	–	12

Other (income)expense-net	62	(97)	43	(264)

Earnings before income taxes	35	315	108	656

Income taxes	32	115	50	247

Net earnings	$3	$200	$58	$409

Per share of common stock

Diluted earnings per share	$.02	$1.59	$.47	$3.27

Basic earnings per share	.02	1.62	.47	3.33

Dividends declared	.35	.33	.35	.33

Shares used in computing per share amounts

Diluted	125.6	125.6	125.2	125.1

Basic	124.5	123.2	124.1	122.8

Balance Sheets (unaudited)
TRW Inc. and subsidiaries

	June 30	December 31
In millions	2001	2000

Assets

Current assets

Cash and cash equivalents	$261	$267

Accounts receivable	2,331	2,328

Inventories	810	870

Prepaid expenses	139	149

Deferred income taxes	258	353

Total current assets	3,799	3,967

Property, plant and equipment-on the basis of cost	7,936	7,915

Less accumulated depreciation and amortization	4,516	4,328

Total property, plant and equipment-net	3,420	3,587

Intangible assets

Goodwill	3,497	3,547

Other intangible assets	941	975

	4,438	4,522

Less accumulated amortization	614	510

Total intangible assets-net	3,824	4,012

Investments in affiliated companies	1,054	1,040

Other notes and accounts receivable	241	283

Prepaid pension cost	2,830	2,902

Other assets	627	676

	$15,795	$16,467

Liabilities and shareholders’ investment

Current liabilities

Short-term debt	$1,031	$1,450

Trade accounts payable	1,818	1,795

Current portion of long-term debt	731	489

Other current liabilities	1,941	2,126

Total current liabilities	5,521	5,860

Long-term liabilities	2,044	2,038

Long-term debt	4,930	4,765

Deferred income taxes	768	1,030

Minority interests in subsidiaries	76	123

Capital stock	78	78

Other capital	494	472

Retained earnings	2,563	2,565

Treasury shares-cost in excess of par value	(438)	(472)

Accumulated other comprehensive income(loss)	(241)	8

Total shareholders’ investment	2,456	2,651

	$15,795	$16,467

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

	Six months ended
	June 30
In millions	2001	2000

Operating activities

Net earnings	$58	$409

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation and amortization	382	427

Pension income	(120)	(128)

Net gain on sale of assets	(30)	(262)

Investment in Endwave	70	(55)

Deferred income taxes	24	57

Purchased in-process research and development	–	12

Other-net	56	23

Changes in assets and liabilities, net of effects of businesses acquired or sold:

Accounts receivable	(110)	(240)

Inventories	17	48

Trade accounts payable	92	126

Prepaid expenses and other liabilities	(115)	(54)

Other-net	120	39

Net cash provided by operating activities	444	402

Investing activities

Capital expenditures including other intangibles	(335)	(312)

Net proceeds from divestitures	6	1,396

Acquisitions, net of cash acquired	–	21

Other-net	(67)	(29)

Net cash (used in) provided by investing activities	(396)	1,076

Financing activities

Decrease in short-term debt	(139)	(944)

Proceeds from debt in excess of 90 days	910	1,113

Principal payments on debt in excess of 90 days	(742)	(1,623)

Dividends paid	(87)	(82)

Other-net	6	38

Net cash used in financing activities	(52)	(1,498)

Effect of exchange rate changes on cash	(2)	27

(Decrease)increase in cash and cash equivalents	(6)	7

Cash and cash equivalents at beginning of period	267	228

Cash and cash equivalents at end of period	$261	$235

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Restructuring

The Company has recorded severance costs and plant closings accruals related to restructuring actions, including costs associated with the integration of LucasVarity, of $70 million as of December 31, 2000. During the six months ended June 30, 2001, the Company recorded additional before tax charges of $60 million, primarily for headcount reductions, of which $23 million was recorded in the second quarter. Charges of $31 million were recorded in administrative and selling expenses and $29 million in cost of sales. The Company used $23 million and $63 million in the second quarter and six months ended June 30, 2001, respectively, for severance payments and plant closings. The balance at June 30, 2001 of $67 million is expected to be used by the third quarter of 2002.

Other (Income)Expense-Net

(In millions)	Second quarter ended		Six months ended
	June 30		June 30

	2001	2000	2001	2000

Investment in Endwave	$70	$(55)	$70	$(55)

Foreign currency exchange	(2)	33	(3)	43

Net gain on sale of assets	–	(66)	(30)	(262)

(Earnings)loss of affiliates	6	(6)	16	(5)

Claims and litigation	–	–	–	25

Miscellaneous other (income)expense	(12)	(3)	(10)	(10)

	$62	$(97)	$43	$(264)

During the second quarter of 2001, the Company recorded an asset impairment charge related to its investment in, and its share of asset impairment and restructuring charges recorded by, Endwave Corporation (Endwave) of $70 million. During the second quarter of 2000, the Company recorded other income of $55 million relating to the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave. Net gain on sale of assets in the second quarter of 2000 included the sale of RF Micro Devices, Inc. (RFMD) common stock and exchange of the Company’s interest in Paracel Inc., an affiliate, for shares in Applera Genomics Corporation-Celera Group (Celera). During the six months ended June 30, 2000, net gain on sale of assets included the sale of RFMD common stock, the Company’s Nelson Stud Welding and Australian steering businesses and the exchange of Paracel shares.

Operating Segments

Effective January 2001, the Other Automotive segment was combined with the Chassis Systems segment. Financial information in prior periods related to these segments has been restated to reflect such combination. In April 2001, Systems & Information Technology changed its name to Systems.

	Quarter ended		Six months ended
	June 30		June 30
In millions	2001	2000	2001	2000

Sales

Systems	$799	$837	$1,588	$1,611

Space & Electronics	529	467	1,013	953

Aeronautical Systems	270	279	535	549

Chassis Systems	1,602	1,728	3,156	3,531

Occupant Safety Systems	704	728	1,412	1,488

Automotive Electronics	372	437	739	909

Sales	$4,276	$4,476	$8,443	$9,041

Profit (loss) before taxes

Systems	$53	$77	$101	$124

Space & Electronics	(40)	143	(6)	370

Aeronautical Systems	35	39	64	66

Chassis Systems	80	135	136	273

Occupant Safety Systems	8	59	32	73

Automotive Electronics	20	33	38	65

	156	486	365	971

Corporate expense and other	(50)	(85)	(109)	(149)

Pension income	52	54	105	111

Financing costs	(123)	(128)	(253)	(265)

Purchased in-process research and development	–	(12)	–	(12)

Earnings before income taxes	$35	$315	$108	$656

Corporate expense and other included $36 million of unrealized foreign exchange losses in the second quarter of 2000. Corporate expense and other for the six months ended June 30, 2001 included $6 million of restructuring charges and in 2000 $48 million of unrealized foreign exchange losses.

	Quarter ended		Six months ended
	June 30		June 30
In millions	2001	2000	2001	2000

Intersegment sales

Systems	$53	$34	$95	$65

Space & Electronics	15	17	30	26

Aeronautical Systems	–	–	–	–

Chassis Systems	2	6	3	13

Occupant Safety Systems	–	1	–	2
Automotive Electronics	28	26	57	47

Inventories

	June 30	December 31
(In millions)	2001	2000

Finished products and work in process	$500	$513

Raw materials and supplies	310	357

	$810	$870

Financial Instruments

The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts and, to a lesser extent, purchased currency options to hedge portions of its foreign currency denominated forecasted revenues, purchases, and the subsequent cash flows. The critical terms of the hedges are the same as the underlying forecasted transactions and the hedges are considered to be perfectly effective to offset the changes in fair value of cash flows from the hedged transactions. These cash flow instruments mature at various dates through April 2007.

The Company enters into interest rate swaps to manage the risks and costs associated with its financing activities. At June 30, 2001, the Company had $100 million notional principal amount of interest rate swaps outstanding that converted a portion of its variable rate debt to a fixed rate for the next four years. These interest rate swaps have a fair market value loss of $7 million.

On occasion, the Company hedges equity investments in publicly traded companies. These instruments protect the forecasted cash flows resulting from the sale of shares in the Company’s investments in RFMD and Celera. These hedges were redesignated to cash flow hedges during the second quarter 2001. Prior to their redesignation, the ineffective portion, recorded in Other (income)expense-net, was a $5 million gain and $10 million gain for the second quarter and six months ended June 30, 2001, respectively. The fair market value of these hedges as of June 30, 2001 is a $110 million gain.

Gains/losses on these cash flow instruments are generally recorded in other comprehensive income(loss) until the underlying transaction is recognized in net earnings. The earnings impact is reported in either Sales, Cost of sales, or Other (income)expense-net, to match the underlying transaction.

In addition, the Company enters into certain forward currency exchange contracts that are not treated as hedges under Statement of Financial Accounting Standards No. 133 to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in earnings and are substantially offset by the earnings effect of the revaluation of the underlying foreign currency denominated transaction.

Debt and Credit Agreements

The Company amended and restated its revolving credit agreement that expired on January 23, 2001. The amended and restated agreement, in an aggregate amount of $1.8 billion with 26 banks, has a new expiration date of January 22, 2002 with an option to extend the maturity of outstanding borrowings at that time to January 22, 2003. The interest rate under the agreement is either the prime rate or a rate based on the London Interbank Offered Rate (LIBOR), at the option of the Company. The Company also canceled a revolving credit agreement for use by its Brazilian operations.

During the first quarter of 2001, the Company issued $500 million of 7.625% Notes due March 2006, utilizing its universal shelf registration statement. The proceeds were used to reduce short-term borrowings. At June 30, 2001, $1.2 billion remained available under TRW’s universal shelf registration statement.

During the second quarter of 2001, the Company refinanced $100 million of commercial paper borrowings by entering into a debt agreement due April 2003. The interest rate under the agreement is a floating rate based on three-month LIBOR.

At June 30, 2001, $400 million of short-term obligations were reclassified to long-term obligations, as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its revolving credit agreements.

Earnings Per Share

	Quarter ended		Six months ended
(In millions except per share data)	June 30		June 30

	2001	2000	2001	2000

Numerator

Net earnings	$3.0	$199.5	$58.5	$408.8

Preferred stock dividends	.1	.1	.3	.3

Numerator for basic earnings per share—net earnings available to common shareholders	2.9	199.4	58.2	408.5

Effect of dilutive securities
Preferred stock dividends	.1	.1	.3	.3

Numerator for diluted earnings per share— net earnings available to common shareholders	$3.0	$199.5	$58.5	$408.8

Denominator

Denominator for basic earnings per share— weighted-average common shares	124.5	123.2	124.1	122.8

Effect of dilutive securities

Convertible preferred stock	.7	.8	.7	.8

Employee stock options	.4	1.6	.4	1.5

Dilutive potential common shares	1.1	2.4	1.1	2.3

Denominator for diluted earnings per share— adjusted weighted-average shares after assumed conversions	125.6	125.6	125.2	125.1

Basic earnings per share	$0.02	$1.62	$0.47	$3.33

Diluted earnings per share	0.02	1.59	0.47	3.27

Supplemental Cash Flow Information

	Six months ended
(In millions)	June 30

	2001	2000

Interest paid (net of amount capitalized)	$231	$257

Income taxes paid (net of refunds)	48	115

Comprehensive Income(Loss)

The components of comprehensive income(loss), net of related tax, for the second quarter and six months of 2001 and 2000 are as follows:

	Quarter ended		Six months ended
(In millions)	June 30		June 30

	2001	2000	2001	2000

Net earnings	$3	$200	$58	$409

Effect of foreign currency changes	(70)	(57)	(189)	(210)

Unrealized gains(losses) on securities	238	(362)	(3)	58

Deferred cash flow hedges	(26)	–	(57)	–

Comprehensive income(loss)	$145	$(219)	$(191)	$257

The components of accumulated other comprehensive income(loss), net of tax, at June 30, 2001 and December 31, 2000 are as follows:

	June 30	December 31
(In millions)	2001	2000

Effect of foreign currency changes	$(612)	$(423)

Unrealized gains on securities	450	453

Deferred cash flow hedges	(57)	–

Minimum pension liability adjustments	(22)	(22)

Accumulated other comprehensive income(loss)	$(241)	$8

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets”. Statement 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. Statement 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition. Goodwill will no longer be amortized, rather, tested for impairment by comparing the asset’s fair value to its carrying value. Statement 142 is effective January 1, 2002.

Management is in the process of analyzing and assessing the impact of the adoption of these statements. The amount of a cumulative adjustment for an accounting change, and the effect on the Company’s consolidated results of operations and financial position during 2002 will depend on the valuations made at the reporting unit level, which are not determinable at this time.

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

Independent Accountants’ Review Report

Audit Committee of the
Board of Directors
TRW Inc.

We have reviewed the accompanying unaudited balance sheet of TRW Inc. and subsidiaries as of June 30, 2001, and the related unaudited statements of operations for the three-month and six-month periods ended June 30, 2001 and 2000, and statements of cash flows for the six-month periods ended June 30, 2001 and 2000, included in the Form 10-Q of TRW Inc. for the quarterly period ended June 30, 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TRW Inc. as of December 31, 2000, and the related statements of operations, cash flows, and changes in shareholders’ investment for the year then ended not presented herein, and in our report dated January 22, 2001, we expressed an unqualified opinion on those financial statements. Those financial statements and our report on them are included in the Form 10-K of TRW Inc. for the year ended December 31, 2000. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, included in the Form 10-Q of TRW Inc. for the quarterly period ended June 30, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
July 19, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

(In millions except per share data)

	Second quarter ended				Six months ended
	June 30				June 30

				Percent				Percent
	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Sales	$4,276	$4,476	$(200)	(5%)	$8,443	$9,041	$(598)	(7%)

Profit before taxes	156	486	(330)	(68%)	365	971	(606)	(62%)

Net earnings	3	200	(197)	(99%)	58	409	(351)	(86%)

Diluted earnings per share	.02	1.59	(1.57)	(99%)	.47	3.27	(2.80)	(86%)

Effective tax rate	91.5%	36.7%			45.9%	37.7%

The second quarter 2001 sales decreased 5 percent compared with second quarter 2000 sales. The decrease is the result of the effects of foreign currency exchange of approximately $100 million; lower volumes, primarily in North America of approximately $70 million; price reductions of approximately $45 million; and divestitures of approximately $40 million, primarily in the automotive segments, somewhat offset by increased sales of approximately $60 million due to higher volume on several core satellite programs.

Net earnings and diluted earnings per share for the second quarter 2001 were $3 million, or $0.02 per share, compared with $200 million, or $1.59 per share, in 2000.

For the second quarter 2001, unusual items resulted in a net loss of $79 million, or $.63 per share. The unusual items for the second quarter 2001 included after tax charges of $58 million for an asset impairment related to Endwave and other charges, primarily automotive restructuring of approximately $21 million.

For the second quarter 2000, unusual items resulted in a net gain of $33 million, or $0.26 per share. The unusual items for the second quarter 2000 included after tax gains of $28 million, primarily from the sale of RFMD common stock; approximately $22 million relating to the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave; and $15 million for the exchange of TRW’s interest in Paracel Inc. for shares in Celera. These gains were partially offset by approximately $9 million after tax of automotive restructuring charges and $23 million after tax of unrealized losses on foreign currency hedges.

Gross profit of $636 million in the second quarter of 2001 decreased 18 percent from $780 million in 2000 primarily due to lower pricing, decreased volume, unfavorable product mix and a seatbelt recall of approximately $120 million, the effects of foreign currency exchange of approximately $25 million, divestitures of approximately $15 million, offset by net cost reductions of approximately $30 million. Gross profit, as a percentage of sales, was 14.9 percent for the second quarter 2001, compared to 17.4 percent in the second quarter 2000.

Administrative and selling expenses of $270 million in the second quarter 2001 decreased $5 million compared with the second quarter of 2000. Administrative and selling expenses included unusual items of $15 million and $5 million in the second quarters of 2001 and 2000, respectively, related to restructuring charges, which was more than offset by cost reductions of approximately $10 million and divestitures of approximately $10 million in 2001.

Interest expense of $122 million in the second quarter 2001 decreased $4 million compared with the second quarter of 2000, primarily due to lower average debt outstanding and lower short-term interest rates in the United States, offset by higher interest rates on fixed rate debt issuances.

Amortization of goodwill and intangible assets was $32 million in the second quarter of 2001 and $36 million in 2000. The decrease of $4 million primarily resulted from goodwill amortization from Endwave which was consolidated in 2000.

In the second quarter of 2000, the Company recorded a $12 million charge for the fair value of in-process research and development in connection with the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave.

Other (income)expense-net was expense of $62 million in the second quarter 2001 compared to income of $97 million in 2000. Included in 2001 is an asset impairment charge related to Endwave of $70 million. Included in 2000 were the following items: other income on Endwave merger of $55 million, gains on sales of shares of RFMD common stock of $43 million, gain on exchange of Paracel stock of $23 million and a loss of $33 million related to foreign currency exchange.

The effective income tax rate was 91.5 percent in the second quarter of 2001 compared with 36.7 percent in the second quarter of 2000. Excluding unusual items, the effective income tax rate would have been 36.1 percent in the second quarter of 2001 and 35.7 percent in the second quarter of 2000.

Sales for the first half of 2001 decreased $598 million, or 7 percent compared with 2000 sales. The decrease in sales is due to lower sales volumes, primarily in North America, of approximately $230 million, foreign currency exchange of approximately $210 million, divestitures of approximately $110 million, and lower pricing of approximately $85 million, primarily in the automotive segments, somewhat offset by sales increases of approximately $35 million due to higher volume on several core satellite programs.

Net earnings and diluted earnings per share for the first half of 2001 were $58 million, or $0.47 per share, compared with $409 million, or $3.27 per share, in 2000.

For the first half of 2001, unusual items resulted in a net loss of $75 million, or $0.60 per share. The unusual items for the first half of 2001 included a charge of $58 million after tax for an asset impairment related to Endwave and other charges, primarily automotive restructuring, of approximately $48 million after tax. These charges were partially offset by after tax gains from asset sales of approximately $31 million.

For the first half of 2000, unusual items resulted in net gains of $90 million, or $0.72 per share. The unusual items for the first half of 2000 included gains of $154 million from asset sales, including sales of shares of RFMD common stock and of the Company’s Nelson Stud Welding and Australian Steering businesses; $22 million relating to the formation of Endwave; and $15 million on the exchange of TRW’s interest in Paracel Inc. for shares in Celera. These gains were partially offset by a $49 million charge for warranty reserves, claims, and threatened litigation; a $21 million charge for severance and plant closing costs for the automotive restructuring program and $31 million of unrealized losses on foreign currency hedges.

Gross profit of $1,237 million for the first six months of 2001 decreased $298 million, or approximately 19 percent from $1,535 million in 2000. Gross profit for the first half of 2001 decreased as compared to the prior year, primarily due to the combination of lower volume, unfavorable product mix and the effect of a seatbelt recall totaling $175 million, price reductions of approximately $85 million, the effects of foreign currency exchange of approximately $45 million and divestitures of approximately $25 million offset by lower unusual items of $30 million. Gross profit in 2001 included unusual items for automotive restructuring charges of approximately $30 million. Gross profit in 2000 included unusual items for warranty reserves, claims, and threatened litigation, of $40 million and automotive restructuring expenses of $20 million. Gross profit, as a percentage of sales, was 14.7 percent for the first half of 2001, compared to 17.0 percent in 2000.

Administrative and selling expenses of $535 million for the first half of 2001 decreased $43 million from 2000. Excluding unusual items in 2001 and 2000 related to restructuring charges of approximately $30 million and $9 million, respectively, administrative and selling expenses decreased $64 million. The decrease was primarily due to cost reductions of approximately $25 million and the effect of divestitures of approximately $30 million.

Research and development expenses of $236 million for the first half of 2001 increased $13 million from $223 million in 2000, primarily due to increased spending in Space & Electronics for initiatives focused on commercializing the Company’s defense technologies.

Interest expense of $251 million for the first half of 2001 decreased $11 million from $262 million in 2000, due to lower average debt outstanding and lower short-term interest rates in the United States offset by higher interest expense on fixed rate debt issuances.

The Company recorded a $12 million charge for the first half of 2000 for the fair value of in-process research and development for the valuation of Endwave Corporation.

Other (income)expense-net was expense of $43 million in the first half of 2001 and income of $264 million in 2000. Included in 2001 was an asset impairment charge related to the Company’s investment in Endwave of $70 million, offset by net gains on the sale of assets of approximately $30 million. Included in 2000 were the following items: gains on sales of shares of RFMD common stock of $217 million, other income on Endwave merger of $55 million, gain on the exchange of Paracel stock of $23 million and a loss of $43 million related to foreign exchange.

The effective income tax rate was 45.9 percent for the six months ended June 30, 2001 compared to 37.7 percent in 2000. Excluding unusual items, the effective income tax rate would have been approximately 36.0 percent for the six months ended June 30, 2001 and 2000.

RESULTS OF SEGMENTS

Systems (formerly known as Systems & Information Technology)

	Second quarter ended				Six months ended
(In millions)	June 30				June 30

				Percent				Percent
	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Sales	$799	$837	$(38)	(5%)	$1,588	$1,611	$(23)	(1%)

Profit before taxes	53	77	(24)	(32%)	101	124	(23)	(19%)

Sales for the second quarter of 2001 decreased $38 million compared to the second quarter of 2000, primarily due to lower volume on several contracts completed, including the U.S. Census Bureau and the TRW Environmental Safety Systems programs, of approximately $100 million, offset by higher volume on existing core programs, including missile and battlefield digitization programs, of approximately $70 million.

Profit before taxes of $53 million for the second quarter 2001 decreased $24 million from the prior year due to the gain on exchange of the Company’s interest in Paracel Inc. for shares in Celera of $23 million recognized in the second quarter of 2000.

Sales for the six months ended June 30, 2001 of $1,588 million decreased $23 million from $1,611 million in 2000, primarily due to lower volume on programs nearing completion or completed during the year of approximately $165 million, offset by higher volume on new and existing core programs of approximately $145 million.

Profit before taxes for the six months ended June 30, 2000 of $124 million included an unusual item related to a gain on exchange of the Company’s interest in Paracel Inc. for shares in Celera of $23 million. Without this unusual item, profit before taxes in 2001 was even with the prior year.

Space & Electronics

	Second quarter ended				Six months ended
(In millions)	June 30				June 30

				Percent				Percent
	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Sales	$529	$467	$62	13%	$1,013	$953	$60	6%

Profit (loss) before taxes	(40)	143	(183)	(128%)	(6)	370	(376)	(102%)

Sales for the second quarter of 2001 of $529 million increased 13 percent compared to the second quarter of 2000. Increased sales, primarily due to higher volume on several core satellite programs of $70 million, were partially offset by lower volume on existing programs nearing completion or completed during the quarter of approximately $10 million.

Profit (loss) before taxes of a loss of $40 million for the second quarter of 2001 decreased $183 million compared to the second quarter of 2000. During the second quarter of 2001, unusual items included a charge of $70 million for an asset impairment charge related to its investment in, and its share of asset impairment and restructuring charges recorded by, Endwave. Unusual items resulting in a gain of $94 million were recorded in 2000, consisting of gains on the sales of shares of RFMD common stock of $43 million and the formation of Endwave of approximately $51 million. Excluding these unusual items, profit (loss) before taxes in 2001 decreased $19 million mainly due to an increase in losses from partially owned technology companies of $9 million and increased investment in the commercialization of its defense technologies of approximately $7 million.

Sales for the six months ended June 30, 2001 of $1,013 million increased $60 million from $953 million in 2000, primarily due to higher volume on existing core programs of approximately $85 million, offset in part by lower volume on several defense programs nearing completion or completed during the year of approximately $30 million.

Profit (loss) before taxes for the six months ended June 30, 2001 of a loss of $6 million decreased from a profit of $370 million in 2000. Profit before taxes for the six months ended June 30, 2001, included an unusual item of a charge of $70 million related to the Company’s investment in Endwave. Unusual items in 2000 included the gains from the sale of RFMD stock of $217 million and on the Endwave merger of approximately $51 million. Excluding the effect of the unusual items, profit before taxes in 2001 decreased $38 million, which related to increased equity losses for the six months in 2001 of $18 million, increased investment in the commercialization of its defense technologies of approximately $10 million and lower volume on contracts completed or near completion of $4 million.

Aeronautical Systems

	Second quarter ended				Six months ended
(In millions)	June 30				June 30

				Percent				Percent
	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Sales	$270	$279	$(9)	(3%)	$535	$549	$(14)	(3%)

Profit before taxes	35	39	(4)	(10%)	64	66	(2)	(4%)

Sales for the second quarter of 2001 decreased 3 percent compared to the second quarter of 2000. Sales were impacted by the effects of foreign currency exchange of $13 million and decreased volume relating to a customer’s decision to in-source certain aerostructure work of $13 million, offset by increased volume on other programs of $16 million.

Profit before taxes for the second quarter of 2001 decreased 10 percent compared to the second quarter of 2000. The lower profit before taxes resulted primarily from the change in mix of programs and a customer’s decision to in-source certain aerostructure work of $6 million.

Sales for the six months ended June 30, 2001 decreased 3 percent compared to 2000. The lower sales were primarily due to the effects of foreign currency exchange of $28 million, offset by increased sales volume of $12 million.

Profit before taxes for the six months ended June 30, 2001 decreased 4 percent compared to 2000. Excluding approximately $4 million of unusual items in 2001, consisting of a gain on sale of assets, profit before taxes decreased $6 million. The lower profit before taxes resulted from a change in program mix and a customer’s decision to in-source certain aerostructure work of $11 million, offset by net cost reductions of $7 million.

As of December 31, 2000, the Company had recorded reserves of approximately $7 million for severance and other costs to close certain facilities of the Aeronautical Systems segment. During the six months ended June 30, 2001, the reserve was reduced by $1 million for severance costs. The remaining balance will be used by the first quarter of 2002.

Automotive Segments

	Second quarter ended				Six months ended
(In millions)	June 30				June 30

				Percent				Percent
Sales	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Chassis Systems	$1,602	$1,728	$(126)	(7%)	$3,156	$3,531	$(375)	(11%)

Occupant Safety Systems	704	728	(24)	(3%)	1,412	1,488	(76)	(5%)

Automotive Electronics	372	437	(65)	(15%)	739	909	(170)	(19%)

Total	$2,678	$2,893	$(215)	(7%)	$5,307	$5,928	$(621)	(11%)

Second quarter sales in the automotive businesses declined 7% to $2.7 billion. Sales declined primarily due to effects of foreign currency exchange, pricing pressure, divestitures and lower volumes, primarily in North America.

Automotive sales for the six months ended June 30, 2001 declined $621 million to $5.3 billion compared to 2000. Sales declined primarily due to lower volumes, mainly in North America, the effects of foreign currency exchange, divestitures and lower pricing.

Second quarter variances by segment:

		Occupant		Total
	Chassis	Safety	Automotive	Automotive
(In millions)	Systems	Systems	Electronics	Segments

Volume	$(47)	$26	$(20)	$(41)

Translation	(57)	(22)	(8)	(87)

Divestitures	(6)	—	(33)	(39)

Price	(16)	(28)	(4)	(48)

Total	$(126)	$(24)	$(65)	$(215)

Six month variances by segment:

		Occupant		Total
	Chassis	Safety	Automotive	Automotive
(In millions)	Systems	Systems	Electronics	Segments

Volume	$(194)	$18	$(72)	$(248)

Translation	(116)	(42)	(21)	(179)

Divestitures	(40)	—	(67)	(107)

Price	(25)	(52)	(10)	(87)

Total	$(375)	$(76)	$(170)	$(621)

	Second quarter ended				Six months ended
(In millions)	June 30				June 30

				Percent				Percent
Profit before taxes	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Chassis Systems	$80	$135	$(55)	(40%)	$136	$273	$(137)	(50%)

Occupant Safety Systems	8	59	(51)	(87%)	32	73	(41)	(57%)

Automotive Electronics	20	33	(13)	(38%)	38	65	(27)	(41%)

Total	$108	$227	$(119)	(52%)	$206	$411	$(205)	(50%)

Profit before taxes for the second quarter 2001, excluding unusual items, for the automotive businesses declined to $131 million from $241 million in 2000. The decline in profit before taxes resulted from lower volume primarily in North America, unfavorable product mix and the effect of a seatbelt recall, price reductions, the effects of foreign currency exchange and divestitures, which were partially offset by net cost reductions.

Profit before taxes for the six months ended June 30, 2001, excluding unusual items, for the automotive businesses declined to $234 million from $483 million in 2000. The decline in profit before taxes resulted from lower volume primarily in North America, unfavorable product mix and the effect of a seatbelt recall, price reductions, the effects foreign currency exchange and divestitures, which were partially offset by net cost reductions.

Second quarter variances by segment:

		Occupant		Total
	Chassis	Safety	Automotive	Automotive
(In millions)	Systems	Systems	Electronics	Segments

Volume/Mix/Recall	$(30)	$(27)	$(7)	$(64)

Price	(16)	(28)	(4)	(48)

Translation	(6)	(5)	—	(11)

Divestitures	(2)	—	(4)	(6)

Net Cost Reductions	12	15	8	35

Unusual Items	(5)	(3)	(1)	(9)

All Other – Net	(8)	(3)	(5)	(16)

Total	$(55)	$(51)	$(13)	$(119)

Unusual items by segment for the second quarter are as follows:

(In millions)	2001	2000	Change

Chassis Systems	$(15)	$(10)	$(5)

Occupant Safety Systems	(3)	—	(3)

Automotive Electronics	(5)	(4)	(1)

Total	$(23)	$(14)	$(9)

Unusual items in 2001 and 2000 included restructuring costs, primarily severance.

Six months variances by segment:

		Occupant		Total
	Chassis	Safety	Automotive	Automotive
(In millions)	Systems	Systems	Electronics	Segments

Volume/Mix/Recall	$(105)	$(32)	$(24)	$(161)

Price	(25)	(52)	(10)	(87)

Translation	(10)	(7)	—	(17)

Divestitures	(3)	—	(8)	(11)

Net Cost Reductions	12	26	13	51

Unusual Items	6	30	8	44

All Other – Net	(12)	(6)	(6)	(24)

Total	$(137)	$(41)	$(27)	$(205)

Unusual items by segment for the six months ended are as follows:

(In millions)	2001	2000	Change

Chassis Systems	$(17)	$(23)	$6

Occupant Safety Systems	(11)	(41)	30

Automotive Electronics	—	(8)	8

Total	$(28)	$(72)	$44

Unusual items in 2001 included restructuring costs in all segments partially offset by gains on the sale of non-strategic assets primarily Chassis. Unusual items in 2000 included restructuring costs in all segments, threatened litigation in Occupant Safety Systems and warranty costs in Chassis partially offset by gains on asset sales, mainly in Chassis.

Automotive Restructuring

The Company has taken actions to enhance the automotive businesses’ profit margin, including the integration of LucasVarity. The severance costs and plant closings accruals related to these actions were $63 million at December 31, 2000. During the six months ended June 30, 2001, the Company recorded additional before tax charges of $54 million, primarily for headcount reductions, of which $23 million was recorded in the second quarter. Charges of $25 million were recorded in administrative and selling expenses and $29 million in cost of sales. During the first six months of 2001, these actions resulted in a permanent reduction of approximately 1,500 automotive salaried positions. The Company used $56 million for severance payments and plant closings. The balance at June 30, 2001 of $61 million is expected to be used by the third quarter of 2002.

LIQUIDITY AND FINANCIAL POSITION

In the six months ended June 30, 2001, cash from operating activities of $444 million, an increase in debt of $29 million, and proceeds from the sale of nonstrategic assets of $6 million were used primarily for capital expenditures of $335 million, dividend payments of $87 million and other items of $63 million. As a result, cash and cash equivalents decreased $6 million. In the six months ended June 30, 2000, cash from operating activities of $402 million, proceeds from the sale of nonstrategic assets of $1,396 million, and other items of $57 million were used primarily for capital expenditures of $312 million, debt payments of $1,454 million and dividend payments of $82 million. As a result, cash and cash equivalents increased $7 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt, less cash and cash equivalents) was $6.4 billion at June 30, 2001 and at December 31, 2000. The ratio of net debt to total capital (net debt, minority interests and shareholders’ investment) was 72 percent at June 30, 2001 and 70 percent at December 31, 2000. The percentage of fixed rate debt to total debt was 73 percent at June 30, 2001 compared to 66 percent at the end of 2000.

The Company amended and restated the revolving credit agreement that expired January 23, 2001 in an aggregate amount of $1.8 billion with 26 banks to establish a new expiration date of January 22, 2002 with an option to extend the maturity of outstanding borrowings at that time to January 22, 2003. The interest rate under the agreement is either the prime rate or a rate based on LIBOR, at the option of the Company. The Company also canceled a revolving credit agreement for use by the Company’s Brazilian operations.

During the first quarter of 2001, the Company issued $500 million of 7.625% Notes due March 2006, utilizing the universal shelf registration statement.

During the second quarter of 2001, the Company refinanced $100 million of commercial paper borrowings by entering into a debt agreement due April 2003. The interest rate under the agreement is a floating rate based on three-month LIBOR.

At June 30, 2001, $400 million of short-term obligations were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

At June 30, 2001, the Company has $1.2 billion available under its universal shelf registration statement for issuance of securities.

At June 30, 2001, the Company had a working capital deficiency of approximately $1.7 billion primarily due to the issuance of debt incurred to purchase LucasVarity. Management believes that sufficient resources from funds generated by operations, dispositions and existing borrowing capacity, are available to maintain liquidity.

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

Based on the Company’s interest rate exposure on variable rate borrowings at June 30, 2001, a one-percentage-point increase in the average interest rate on the Company’s variable rate borrowings would increase future interest expense by approximately $2 million per month.

Based on the Company’s exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at June 30, 2001, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a $124 million loss in fair value.

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

Refer to the Financial Instruments note to Financial Statements for further discussion of derivative instruments as of June 30, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described in Part II, Item 1 of TRW’s Form 10-Q filing for the quarter ended March 31, 2001, there have been no material developments in legal proceedings involving TRW or its subsidiaries since those reported in TRW’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company held its 2001 Annual Meeting of Shareholders on April 25, 2001.

(b)	Proxies for the Annual Meeting of Shareholders were solicited pursuant to Regulation 14 under the Act; there was no solicitation in opposition to management’s nominees as listed in the proxy statement; and all of such nominees were elected.

(c)	Michael H. Armacost was elected a Director of the Company with 113,106,999 votes for election, 1,410,292 votes withheld from voting and 9,968,612 shares not voted, including broker non-votes.

George H. Heilmeier was elected a Director of the Company with 107,395,522 votes for election, 7,121,769 votes withheld from voting and 9,968,612 shares not voted, including broker non-votes.

John D. Ong was elected a Director of the Company with 107,163,469 votes for election, 7,353,822 votes withheld from voting and 9,968,612 shares not voted, including broker non-votes.

The shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2001 fiscal year with 113,047,632 votes for, 839,863 votes against, 629,796 votes abstaining and 9,968,612 shares not voted, including broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting that 75 to 100 percent of Directors attend each future annual meeting of shareholders with 6,570 votes for, 114,492,370 votes against, 2,856 votes abstaining, and 9,968,612 shares not voted, including broker non-votes.

The shareholders defeated a proposal to report the percentage of Directors attending the 2000 annual shareholder meeting with 6,359 votes for, 114,492,570 votes against, 2,856 votes abstaining, and 9,968,612 shares not voted, including broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting to report the percentage of Directors attending a board or committee meeting within 24 hours of the 2000 annual shareholder meeting with 6,352 votes for, 114,492,577 votes against, 2,856 votes abstaining, and 9,968,612 shares not voted, including broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting that future shareholder meetings start between the hours of 10:00 a.m. and 3:00 p.m. with 6,359 votes for, 114,492,570 votes against, 2,856 votes abstaining, and 9,968,612 shares not voted, including broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting to report whether trustees appointed by the Company vote employee stock and the percentage of outstanding stock that these trustees vote with 6,559 votes for, 114,492,370 votes against, 2,856 votes abstaining, and 9,968,612 shares not voted, including broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10(a)	Amendment dated as of May 11, 2001 to 1997 TRW Long-Term Incentive Plan

10(b)	Amendment dated as of May 11, 2001 to 2000 TRW Long-Term Incentive Plan

10(c)	Form of Nonqualified Stock Option Agreement

10(d)	Form of Transferable Nonqualified Stock Option Agreement

10(e)	Form of Director Transferable Nonqualified Stock Option Agreement

10(f)	Form of Stock Option Agreement Qualified under the laws of France

10(g)	TRW Inc. Supplemental Executive Retirement Plan dated as of January 1, 2001

10(h)	Form of 2001 – 2002 Strategic Incentive Program Grant

10(i)	Form of 2001 – 2003 Strategic Incentive Program Grant

10(j)	Amended and Restated Employment Agreement by and between TRW Inc. and Dave M. Cote, dated as of April 25, 2001.

15	Letter re: Unaudited Financial Information

99	Computation of Ratio of Earnings to Fixed Charges – Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-89133 on Form S-3 and No. 333-48443 on Form S-3)

(b)	Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Inc.

Date: July 31, 2001	By:	/s/ W. B. Lawrence

W. B. Lawrence
Executive Vice President, General
Counsel and Secretary

	By:	/s/ T.A. Connell

T.A. Connell
Vice President and Controller