Form 10-Q
period 2001-09-30
TRW INC
filed 2001-11-07
CIK 100030

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes   X        No

As of November 2, 2001, there were 126,286,307 shares of
TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Operations (unaudited)
TRW Inc. and subsidiaries

	Third quarter ended		Nine months ended
	September 30		September 30
In millions except per share data	2001	2000	2001	2000

Sales	$3,862	$4,053	$12,305	$13,094
Cost of sales	3,261	3,479	10,467	10,985

Gross profit	601	574	1,838	2,109

Administrative and selling expenses	260	237	795	815
Research and development expenses	117	117	353	340
Interest expense	117	131	368	393
Amortization of goodwill and intangible assets	44	38	108	106
Other (income)expense-net	179	1	222	(251)

Earnings(loss) before income taxes	(116)	50	(8)	706
Income taxes	(36)	18	14	265

Net earnings(loss)	$(80)	$32	$(22)	$441

Per share of common stock
Diluted earnings(loss) per share	$(0.65)	$0.26	$(0.18)	$3.52
Basic earnings(loss) per share	(0.65)	0.26	(0.18)	3.58
Dividends declared	0.35	0.33	0.70	0.66

Shares used in computing per share amounts
Diluted	125.2	125.0	124.5	125.1
Basic	125.2	123.5	124.5	123.0

Balance Sheets (unaudited)
TRW Inc. and subsidiaries

	September 30	December 31
In millions	2001	2000

Assets
Current assets
Cash and cash equivalents	$242	$267
Accounts receivable	2,201	2,328
Inventories	871	870
Prepaid expenses	147	149
Deferred income taxes	210	353

Total current assets	3,671	3,967

Property, plant and equipment-on the basis of cost	8,206	7,915
Less accumulated depreciation and amortization	4,720	4,328

Total property, plant and equipment-net	3,486	3,587

Intangible assets
Goodwill	3,606	3,547
Other intangible assets	964	975

	4,570	4,522
Less accumulated amortization	661	510

Total intangible assets-net	3,909	4,012

Investments in affiliated companies	453	1,040
Other notes and accounts receivable	244	283
Prepaid pension cost	3,014	2,902
Other assets	573	676

	$15,350	$16,467

Liabilities and shareholders’ investment
Current liabilities
Short-term debt	$809	$1,450
Trade accounts payable	1,744	1,795
Current portion of long-term debt	731	489
Other current liabilities	2,100	2,126

Total current liabilities	5,384	5,860
Long-term liabilities	1,925	2,038
Long-term debt	4,942	4,765
Deferred income taxes	702	1,030
Minority interests in subsidiaries	71	123

Capital stock	79	78
Other capital	480	472
Retained earnings	2,426	2,565
Treasury shares-cost in excess of par value	(390)	(472)
Accumulated other comprehensive income (loss)	(269)	8

Total shareholders’ investment	2,326	2,651

	$15,350	$16,467

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

	Nine months ended
	September 30
In millions	2001	2000

Operating activities
Net earnings(loss)	$(22)	$441
Adjustments to reconcile net earnings(loss) to net cash provided by operating activities:
Depreciation and amortization	558	620
Pension income	(185)	(190)
Asset impairment charges	346	52
Pending and threatened litigation	97	25
Net gain on sale of assets	(204)	(262)
Gain on Endwave merger	–	(57)
Deferred income taxes	(51)	72
Other-net	83	44
Changes in assets and liabilities, net of effects of businesses acquired or sold:
Accounts receivable	67	(64)
Inventories	(29)	3
Trade accounts payable	(16)	130
Prepaid expenses and other liabilities	(84)	7
Other-net	121	(28)

Net cash provided by operating activities	681	793

Investing activities
Capital expenditures including other intangibles	(499)	(475)
Net proceeds from divestitures	196	1,431
Other-net	(88)	(58)

Net cash (used in) provided by investing activities	(391)	898

Financing activities
Decrease in short-term debt	(392)	(964)
Proceeds from debt in excess of 90 days	998	1,283
Principal payments on debt in excess of 90 days	(812)	(1,897)
Dividends paid	(132)	(123)
Other-net	21	40

Net cash used in financing activities	(317)	(1,661)

Effect of exchange rate changes on cash flows	2	40

(Decrease) increase in cash and cash equivalents	(25)	70
Cash and cash equivalents at beginning of period	267	228

Cash and cash equivalents at end of period	$242	$298

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Restructurings

The Company has recorded severance costs and plant closing accruals related to restructuring actions of $70 million before tax as of December 31, 2000. During the nine months ended September 30, 2001, the Company recorded additional before tax charges of $86 million, primarily for headcount reductions, of which $26 million was recorded in the third quarter. Charges of $52 million were recorded in administrative and selling expenses and $34 million in cost of sales. The Company used $17 million and $80 million in the third quarter and nine months ended September 30, 2001, respectively, for severance payments and plant closings. The balance at September 30, 2001 of $76 million is expected to be used by the fourth quarter of 2002.

Asset Impairments

During 1999, the Company, along with Lockheed Martin Global Telecommunications, Telespazio, a Telecom Italia Group Company and Liberty Media Group formed a joint venture, Astrolink International, LLC (Astrolink), to provide satellite-based global broadband services. The equity partners made an initial investment of $1.3 billion. The Astrolink business plan and the Company’s assessment of impairment of its investment contemplated obtaining additional funding of $2.4 billion. The Company has invested $255 million and accounts for its 19% interest in Astrolink on the equity method of accounting.

At September 30, 2001 Astrolink was in discussions with additional equity partners and with current shareholders to raise the necessary funding through 2001. On October 25, 2001 Lockheed Martin Global Telecommunications announced that it would not provide additional financing beyond its initial $400 million investment. Concurrently, the Company also decided it will not provide additional funding. The future viability of Astrolink is contingent upon additional funding. Astrolink’s Board is considering several options including whether to significantly delay the project’s launch date or cancel the venture.

As a result of these events, the Company’s assessment of impairment changed and the Company concluded that the carrying amount of its investment will not be recoverable and therefore, recognized an impairment loss of approximately $242 million at September 30, 2001.

Also in the third quarter of 2001, the Company recorded asset impairment charges of $25 million related to the write-down of identifiable intangible assets, capitalized software and other assets. In addition, as a result of a loss of several existing and future contracts at two Chassis components facilities, the Company recorded asset impairment charges of $14 million. A comparison of projected undiscounted future cash flows for the facilities to their carrying value indicated that the assets were impaired. Assets were written down to fair value.

Other (Income)Expense-Net

	Third quarter ended		Nine months ended
In millions	September 30		September 30

	2001	2000	2001	2000

Net gain on sale of assets	$(174)	$–	$(204)	$(262)
Asset impairments	257	–	322	–
Pending and threatened litigation	97	–	97	25
(Earnings)loss of affiliates	5	(1)	26	(6)
Foreign currency exchange	(1)	23	(4)	66
Gain on Endwave merger	–	(2)	–	(57)
Miscellaneous other (income) expense	(5)	(19)	(15)	(17)

	$179	$1	$222	$(251)

During the third quarter of 2001, the Company recorded net gain on sale of assets which primarily included the sales of RF Micro Devices, Inc. (RFMD) common stock, and asset impairment charges of $257 million, primarily related to its investment in Astrolink. In addition to the third quarter asset impairment charges, the Company recorded asset impairment charges of $65 million related to its investment in, and its share of asset impairment recorded by Endwave Corporation (Endwave) in the nine months ended September 30, 2001. During the first nine months of 2000, the net gain on sale of assets included the sale of RFMD common stock, the Company’s Nelson Stud Welding and Australian steering businesses and the exchange of the Company’s interest in Paracel Inc., an affiliate, for shares in Applera Genomics Corporation-Celera Group (Celera). In addition, the Company recorded other income of $57 million during the first nine months of 2000 relating to the merger of TRW Milliwave Inc., a wholly owned subsidiary, with Endgate Corporation to form Endwave.

Operating Segments

Effective January 2001, the Other Automotive segment was combined with the Chassis Systems segment. Financial information in prior periods related to these segments has been restated to reflect such combination.

	Third quarter ended		Nine months ended
	September 30		September 30
In millions	2001	2000	2001	2000

Sales
Systems	$761	$836	$2,349	$2,447
Space & Electronics	505	463	1,518	1,416
Aeronautical Systems	269	257	804	806
Chassis Systems	1,381	1,480	4,537	5,011
Occupant Safety Systems	622	639	2,034	2,127
Automotive Electronics	324	378	1,063	1,287

Sales	$3,862	$4,053	$12,305	$13,094

Profit(loss) before taxes
Systems	$40	$57	$141	$181
Space & Electronics	(47)	41	(53)	411
Aeronautical Systems	22	35	86	101
Chassis Systems	60	74	196	347
Occupant Safety Systems	26	(19)	58	54
Automotive Electronics	6	11	44	76

	107	199	472	1,170

Corporate expense and other	(164)	(69)	(273)	(230)
Pension income	59	52	164	163
Financing costs	(118)	(132)	(371)	(397)

Earnings(loss) before income taxes	$(116)	$50	$(8)	$706

Corporate expense and other included charges for pending and threatened litigation of $105 million and restructuring and asset impairment charges of $19 million in third quarter 2001 and $22 million of unrealized foreign exchange loss on hedges of anticipated transactions in 2000. Corporate expense and other for the nine months ended September 30, 2001 included charges for pending and threatened litigation of $105 million, restructuring and asset impairment charges of $25 million and in 2000, $70 million of unrealized foreign exchange loss on hedges of anticipated transactions.

	Third quarter ended		Nine months ended
	September 30		September 30
In millions	2001	2000	2001	2000

Intersegment sales
Systems	$44	$32	$139	$97
Space & Electronics	15	15	45	41
Aeronautical Systems	–	–	–	–
Chassis Systems	–	3	3	16
Occupant Safety Systems	–	–	–	2
Automotive Electronics	29	22	86	69

Inventories

	September 30	December 31
In millions	2001	2000

Finished products and work in process	$536	$513
Raw materials and supplies	335	357

	$871	$870

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

The Company enters into interest rate swaps to manage the risks and costs associated with its financing activities. At September 30, 2001, the Company had $100 million notional principal amount of interest rate swaps outstanding that converted a portion of its variable rate debt to a fixed rate for the next four years. These interest rate swaps have a fair market value loss of $11 million.

The Company hedges certain equity investments in publicly traded companies. These instruments protect the forecasted cash flows resulting from the sale of shares in the Company’s investments in RFMD and Celera. These hedges were redesignated to cash flow hedges during the second quarter 2001. Prior to their redesignation, the ineffective portion of a $10 million gain was recorded in Other (income)expense-net. The fair market value of these hedges as of September 30, 2001 is a $155 million gain.

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

Debt and Credit Agreements

The Company amended and restated its revolving credit agreement that expired on January 23, 2001. The amended and restated agreement, in an aggregate amount of $1.8 billion with 26 banks, has an expiration date of January 22, 2002 with an option to extend the maturity of outstanding borrowings at that time to January 22, 2003. The interest rate under the agreement is either the prime rate or a rate based on the London Interbank Offered Rate (LIBOR), at the option of the Company. The Company also canceled a revolving credit agreement for use by its Brazilian operations during the first quarter of 2001.

During the first quarter of 2001, the Company issued $500 million of 7.625% Notes due March 2006, utilizing its universal shelf registration statement. The proceeds were used to reduce short-term borrowings. At September 30, 2001, $1.2 billion remained available under TRW’s universal shelf registration statement.

During the second quarter of 2001, the Company refinanced $100 million of commercial paper borrowings by entering into a debt agreement due April 2003. The interest rate under the agreement is a floating rate based on three-month LIBOR.

At September 30, 2001, $400 million of short-term obligations were reclassified to long-term obligations, as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its revolving credit agreements.

Earnings Per Share

	Third quarter ended		Nine months ended
(In millions except per share data)	September 30		September 30

	2001	2000	2001	2000

Numerator
Net earnings(loss)	$(80.8)	$32.0	$(22.3)	$440.8
Preferred stock dividends	.1	.1	.4	.4

Numerator for basic earnings per share–net
earnings(loss) available to common shareholders	(80.9)	31.9	(22.7)	440.4
Effect of dilutive securities
Preferred stock dividends	–	.1	–	.4

Numerator for diluted earnings per share–net earnings(loss) available to common shareholders	$(80.9)	$32.0	$(22.7)	$440.8

Denominator
Denominator for basic earnings per share–weighted-average common shares	125.2	123.5	124.5	123.0
Effect of dilutive securities
Convertible preferred stock	–	.8	–	.8
Employee stock options	–	.7	–	1.3

Dilutive potential common shares	–	1.5	–	2.1
Denominator for diluted earnings per share–adjusted weighted-average shares after assumed conversions	125.2	125.0	124.5	125.1

Basic earnings(loss) per share	$(0.65)	$0.26	$(0.18)	$3.58

Diluted earnings(loss) per share	$(0.65)	$0.26	$(0.18)	$3.52

Supplemental Cash Flow Information

	Nine months ended
(In millions)	September 30

	2001	2000

Interest paid (net of amount capitalized)	$317	$341
Income taxes paid (net of refunds)	(2)	135

Comprehensive Income(Loss)

The components of comprehensive income(loss), net of related tax, for the third quarter and nine months of 2001 and 2000 are as follows:

	Third quarter ended		Nine months ended
(In millions)	September 30		September 30

	2001	2000	2001	2000

Net earnings(loss)	$(80)	$32	$(22)	$441
Effect of foreign currency changes	145	(87)	(44)	(297)
Unrealized gains (losses) on securities	(228)	(142)	(231)	(84)
Deferred cash flow hedges	55	–	(2)	–

Comprehensive income(loss)	$(108)	$(197)	$(299)	$60

The components of accumulated other comprehensive income(loss), net of related tax, at September 30, 2001 and December 31, 2000 are as follows:

	September 30	December 31
(In millions)	2001	2000

Effect of foreign currency changes	$(467)	$(423)
Unrealized gains on securities	222	453
Deferred cash flow hedges	(2)	–
Minimum pension liability adjustments	(22)	(22)

Accumulated other comprehensive income(loss)	$(269)	$8

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets”. Statement 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. Statement 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition and for goodwill and intangible assets already recorded. Goodwill will no longer be amortized, rather, it will be tested for impairment by comparing the asset’s fair value to its carrying value as required by the statement. The Company will adopt Statement 142 on January 1, 2002.

The Company has approximately $3.3 billion of goodwill recorded in its balance sheet as of September 30, 2001. Amortization expense related to goodwill for the first nine months of 2001 was approximately $74 million before taxes, $65 million after taxes. Management is currently evaluating the impact of the adoption of these statements. The effect on the Company’s results of operations and financial position during 2002 and any cumulative effect as a result of adopting Statement 142 are not determinable at this time.

The FASB also recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Statement 143 requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset.

When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002.

Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001.

The Company believes that the adoption of SFAS No. 143 and 144 will not have a material impact on its financial position or results of operations.

Contingencies

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, arising from the ordinary course of business with respect to commercial, product liability and environmental matters. Taking into account established reserves, management believes that the ultimate resolution of each of the following lawsuits will not have a material effect on the Company’s financial condition or results of operations. The resolution of one or more of such claims may have a material effect on cash flow for the period in which such claims are resolved.

During 1996, the United States Department of Justice (DOJ) advised the Company that it had been named as a defendant in lawsuits brought by a former employee of the Company originally filed under seal in 1994 and 1995 in the United States District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The DOJ subsequently advised that it would intervene in the litigation. In a consolidated complaint filed jointly by the former employee and the DOJ, it is alleged that the Company misclassified various costs and improperly charged those costs to certain of its federal contracts, that the United States has incurred substantial damages, and that the Company is liable for treble damages, penalties, post-judgment interest, costs (including attorneys’ fees) and “all other proper relief.” All substantive allegations against the Company have been denied in the Company’s answer to the consolidated complaint. The Company cannot presently predict the outcome of this lawsuit.

In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed the Company that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly-owned subsidiary of TRW upon TRW’s acquisition of LucasVarity in 1999. The Company is cooperating with the investigation and cannot presently predict the outcome of the investigation.

Independent Accountants’ Review Report

Audit Committee of the
Board of Directors
TRW Inc.

We have reviewed the accompanying unaudited balance sheet of TRW Inc. and subsidiaries as of September 30, 2001, and the related unaudited statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, and the unaudited statements of cash flows for the nine-month periods ended September 30, 2001 and 2000, included in the Form 10-Q of TRW Inc. for the quarterly period ended September 30, 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TRW Inc. as of December 31, 2000, and the related statements of operations, cash flows, and changes in shareholders’ investment for the year then ended (not presented herein), and in our report dated January 22, 2001, we expressed an unqualified opinion on those financial statements. Those financial statements and our report on them are included in the Form 10-K of TRW Inc. for the year ended December 31, 2000. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
November 7, 2001

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

(In millions except per share data)

	Third quarter ended				Nine months ended
	September 30				September 30

				Percent				Percent
	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Sales	$3,862	$4,053	$(191)	(5%)	$12,305	$13,094	$(789)	(6%)
Profit before taxes	107	199	(92)	(47%)	472	1,170	(698)	(60%)
Net earnings(loss)	(80)	32	(112)	–	(22)	441	(463)	–
Earnings (loss) per share	(0.65)	0.26	(0.91)	–	(0.18)	3.52	(3.70)	–
Effective tax rate	30.4%	36.0%			(178.8%)	37.6%

The third quarter 2001 sales decreased 5 percent compared with third quarter 2000 sales as a result of lower volumes of approximately $70 million; divestitures of approximately $59 million; price reductions of approximately $30 million; and the effect of foreign currency exchange of approximately $24 million.

Net earnings(loss) and earnings per share for the third quarter of 2001 were a loss of $80 million after tax, or $0.65 per share, compared with net earnings of $32 million, or $0.26 per share, in 2000.

For the third quarter 2001, unusual items resulted in a net loss of $234 million before tax, $155 million after tax, or $1.24 per share. The unusual items in the third quarter 2001 included after tax charges of $184 million for asset impairments, $63 million for pending and threatened litigation, and restructuring costs of $19 million, offset by after tax gains from the sales of assets, primarily RFMD common stock, of $111 million.

For the third quarter of 2000, unusual items resulted in a net loss of $90 million before tax, $59 million after tax, or $0.47 per share. The unusual items for the third quarter of 2000 primarily included after tax charges related to the consolidation of two air bag manufacturing operations of approximately $36 million, unrealized losses on foreign currency hedges of $14 million and automotive restructuring charges of $10 million.

Gross profit of $601 million in the third quarter of 2001 increased approximately 5 percent from $574 million in 2000. Gross profit in the third quarter 2001 included unusual items related to restructuring of $5 million and asset impairment charges of $14 million. Gross profit in the third quarter of 2000 included amounts primarily for asset impairment charges related to the consolidation of two air bag manufacturing operations, of approximately $55 million and automotive restructuring expenses of $4 million. Excluding the effects of these charges in both years, gross profit declined $13 million primarily due to pricing pressure of approximately $30 million, lower volume and adverse product mix of approximately $30 million and divestitures of approximately $15 million, partially offset by net cost reductions of approximately $55 million, including a product recall and inventory adjustments of approximately $20 million. Excluding unusual items, gross profit, as a percentage of sales, was 16.1 percent for the third quarter 2001, compared to 15.6 percent in the third quarter 2000.

Administrative and selling expenses of $260 million in the third quarter 2001 increased $23 million compared with the third quarter of 2000. Administrative and selling expenses included unusual items of $21 million and $10 million in the third quarters of 2001 and 2000, respectively, related to restructuring charges. Excluding the effects of unusual items, administrative and selling expenses increased $12 million, primarily as a result of higher expenses on reimbursable government contracts, which more than offset net reductions in the automotive segments.

Interest expense of $117 million in the third quarter of 2001 decreased $14 million from $131 million in 2000, primarily due to lower average debt outstanding and lower short-term interest rates in the United States, partially offset by higher interest rates on fixed-rate debt issuances.

Amortization of goodwill and intangible assets of $44 million in the third quarter of 2001 increased from $38 million in 2000 as a result of asset impairment charges relating to intangible assets of $10 million.

Other (income)expense-net was expense of $179 million in the third quarter of 2001 and expense of $1 million in the third quarter of 2000. Included in 2001 were gains on sales of assets, primarily sales of shares of RFMD common stock, of $174 million, net charges related to pending and threatened litigation of $97 million and asset impairments of $257 million, primarily related to the Company’s investment in Astrolink. Included in 2000 was $22 million related to foreign currency exchange losses on hedges of anticipated transactions.

The effective income tax rate was 30.4 percent in the third quarter of 2001 compared with 36.0 percent in the third quarter of 2000. Excluding unusual items, the effective income tax rates were 36.1 percent in the third quarter of 2001 and 34.6 percent in the third quarter of 2000.

Sales for the first nine months of 2001 decreased $789 million, or 6 percent compared with 2000 sales. The decrease in sales is due to lower volumes of approximately $260 million, the effect of foreign currency exchange of approximately $230 million, divestitures of approximately $165 million, and lower pricing of approximately $120 million.

Net earnings(loss) and earnings per share for the first nine months of 2001 were a loss of $22 million after tax, or $0.18 per share, compared with net earnings of $441 million, or $3.52 per share, in 2000.

For the first nine months of 2001, unusual items resulted in a net loss of $333 million before tax, $230 million after tax, or $1.85 per share. The unusual items for the first nine months of 2001 included a $236 million after tax charge for asset impairments, other after tax charges, primarily automotive restructuring, of approximately $73 million and pending and threatened litigation of $63 million. These charges were partially offset by after tax gains from asset sales of approximately $142 million.

For the first nine months of 2000, unusual items resulted in net gains of $31 million after tax, or $0.24 per share. The unusual items for the first nine months of 2000 included after tax gains from asset sales, including sales of shares of RFMD common stock and of the Company’s Nelson Stud Welding and Australian Steering businesses of $154 million, income relating to the merger of TRW Milliwave Inc., with Endgate Corporation to form Endwave Corporation of $23 million and on the exchange of TRW’s interest in Paracel Inc. for shares in Celera of $15 million. These gains were partially offset by after tax charges for warranty reserves, claims, and threatened litigation of $49 million, unrealized losses on foreign currency hedges of $45 million, charges relating to the consolidation of two air bag manufacturing operations of approximately $36 million, and severance and plant closing costs for the automotive restructuring program of $31 million.

Gross profit of $1,838 million for the first nine months of 2001 decreased $271 million, or approximately 13 percent from $2,109 million in 2000, due to the combination of lower volume, unfavorable product mix and the effect of a seatbelt recall totaling $205 million, price reductions of approximately $120 million, the effect of foreign currency exchange of approximately $55 million and divestitures of approximately $45 million, partially offset by net cost reductions of approximately $80 million and by lower unusual items of $71 million. Gross profit in 2001 included unusual items for restructuring charges of approximately $34 million and asset impairment charges of $14 million. Unusual items in 2000 included amounts primarily for asset impairment charges related to the consolidation of two air bag manufacturing operations, of approximately $55 million, warranty reserves, and claims of $40 million and automotive restructuring expenses of $24 million. Excluding unusual items, gross profit, as a percentage of sales, was 15.3 percent for the first nine months of 2001, compared to 17.0 percent in 2000.

Administrative and selling expenses of $795 million for the first nine months of 2001 decreased $20 million from $815 million in 2000. Excluding unusual items in 2001 and 2000 related to restructuring charges of approximately $52 million and $19 million, respectively, administrative and selling expenses decreased $53 million. The decrease was primarily due to the effect of divestitures of approximately $42 million and the effect of foreign currency exchange of $16 million.

Research and development expenses of $353 million for the first nine months of 2001 increased $13 million from $340 million in 2000, primarily due to increased spending in Space & Electronics for initiatives focused on commercializing the Company’s defense technologies.

Interest expense of $368 million for the first nine months of 2001 decreased $25 million from $393 million in 2000, due to lower average debt outstanding and lower short-term interest rates in the United States, partially offset by higher interest expense on fixed rate debt issuances.

Other (income)expense-net was expense of $222 million in the first nine months of 2001 and income of $251 million in 2000. Included in 2001 were the following items: gains on sales of assets, primarily sales of shares of RFMD common stock, of approximately $204 million, a charge related to pending and threatened litigation of $97 million and asset impairment charges of $322 million, primarily related to the Company’s investment in Astrolink. Included in 2000 were the following items: gains on sales of shares of RFMD common stock of $217 million, gain on the sale of Nelson Stud Welding of approximately $31 million, gain on the exchange of Paracel stock of $23 million, gain on the Endwave merger of $57 million and $70 million related to foreign currency exchange losses on hedges of anticipated transactions.

The effective tax rate was 178.8 percent for the nine months ended September 30, 2001 compared to 37.6 percent in 2000. Excluding unusual items, the effective tax rates were 36.0 percent and 35.6 percent for the nine months ended September 30, 2001 and 2000, respectively.

RESULTS OF SEGMENTS

Systems (formerly known as Systems & Information Technology)

	Third quarter ended				Nine months ended
(In millions)	September 30				September 30

				Percent				Percent
	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc(Dec)

Sales	$761	$836	$(75)	(9%)	$2,349	$2,447	$(98)	(4%)
Profit before taxes	40	57	(17)	(30%)	141	181	(40)	(22%)

Sales for the third quarter of 2001 decreased 9 percent compared to the third quarter of 2000, primarily due to lower volume from the completion of several contracts early in 2001, including the U.S. Census Bureau and the TRW Environmental Safety Systems (TESS) programs of approximately $130 million. These decreases were partially offset by higher volume on existing core programs, including space and missile systems contracts of $56 million.

Profit before taxes of $40 million in the third quarter 2001 decreased $17 million from the prior year. Excluding unusual items in 2001 of $13 million relating to asset impairment charges for the write-down of intangible assets, profit before taxes decreased $4 million, which was primarily due to lower volume.

Sales for the nine months ended September 30, 2001 decreased $98 million from 2000, primarily due to lower volume on contracts nearing completion or completed during the year of $306 million, offset by higher volume on existing programs of $175 million and new business of $34 million.

Profit before taxes of $141 million for the nine months ended September 30, 2001 included unusual items related to asset impairment charges of $13 million. Profit before taxes for the nine months ended September 30, 2000 included an unusual item related to a gain on exchange of the Company’s interest in Paracel Inc. for shares in Celera of $23 million. Excluding unusual items, profit before taxes for the nine months ended September 30, 2001 decreased $4 million primarily due to lower volume.

Space & Electronics

	Third quarter ended				Nine months ended
(In millions)	September 30				September 30

				Percent				Percent
	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc(Dec)

Sales	$505	$463	$42	9%	$1,518	$1,416	$102	7%
Profit(loss) before taxes	(47)	41	(88)	–	(53)	411	(464)	–

Sales for the third quarter of 2001 increased 9 percent compared to the third quarter of 2000, primarily due to higher volume on core programs of $57 million, offset in part by $11 million in sales from a previously consolidated subsidiary now accounted for under the equity method.

Profit(loss) before taxes of a loss of $47 million for the third quarter 2001 decreased $88 million compared to the third quarter of 2000. During the third quarter of 2001, unusual items included an asset impairment charge related to the Company’s investment in Astrolink of $242 million, offset by net gains of $168 million, which primarily consisted of gains on the sales of shares of RFMD common stock. In the prior year third quarter, a gain of $2 million relating to the Company’s investment in an affiliate was recorded. Excluding unusual items, profit before taxes for the third quarter 2001 decreased $12 million mainly due to increased investments and costs in the commercialization of defense technologies of approximately $21 million, partially offset by higher volume on several core satellite programs of $11 million.

Sales for the nine months ended September 30, 2001 of $1,518 million increased $102 million from $1,416 million in 2000, primarily due to higher volume on existing core programs of approximately $130 million, offset in part by $11 million in sales from a previously consolidated subsidiary now accounted for under the equity method and lower volume on several defense programs nearing completion or completed of approximately $8 million.

Profit(loss) before taxes for the nine months ended September 30, 2001 was a loss of $53 million as compared to profit of $411 million in 2000. Profit(loss) before taxes for the nine months ended September 30, 2001 included unusual items consisting of asset impairment charges of approximately $242 million related to the Company’s investment in Astrolink, charges of $65 million related to the Company’s investment in, and its share of asset impairment recorded by Endwave, and restructuring charges of $6 million, partially offset by gains, primarily sales of shares of RFMD common stock, of $169 million. Unusual items in 2000 included gains on the sales of shares of RFMD common stock of approximately $217 million and a gain of $53 million related to the Endwave merger. Excluding the effect of unusual items, profit before taxes for the first nine months of 2001 decreased $50 million due to increased equity losses of $17 million and increased investments and costs in the commercialization of defense technologies of approximately $30 million.

Asset Impairment

During 1999, the Company, along with Lockheed Martin Global Telecommunications, Telespazio, a Telecom Italia Group Company and Liberty Media Group formed a joint venture, Astrolink International, LLC (Astrolink), to provide satellite-based global broadband services. The equity partners made an initial investment of $1.3 billion. The Astrolink business plan and the Company’s assessment of impairment of its investment contemplated obtaining additional funding of $2.4 billion. The Company has invested $255 million and accounts for its 19% interest in Astrolink on the equity method of accounting.

At September 30, 2001 Astrolink was in discussions with additional equity partners and with current shareholders to raise the necessary funding through 2001. On October 25, 2001 Lockheed Martin Global Telecommunications announced that it would not provide additional financing beyond its initial $400 million investment. Concurrently, the Company also decided it will not provide additional funding. The future viability of Astrolink is contingent upon additional funding. Astrolink’s Board is considering several options including whether to significantly delay the project’s launch date or cancel the venture.

As a result of these events, the Company’s assessment of impairment changed and the Company concluded that the carrying amount of its investment will not be recoverable and therefore, recognized an impairment loss of approximately $242 million before tax, $157 million after tax at September 30, 2001.

Aeronautical Systems

	Third quarter ended				Nine months ended
(In millions)	September 30				September 30

				Percent				Percent
	2001	2000	Change	Inc(Dec)	2001	2000	Change	Inc(Dec)

Sales	$269	$257	$12	4%	$804	$806	$(2)	–
Profit before taxes	22	35	(13)	(37%)	86	101	(15)	(15%)

Sales for the third quarter of 2001 increased 4 percent compared to the third quarter of 2000 driven by growth in repair and overhaul services of approximately $13 million.

Despite an increase in sales, profit before taxes for the third quarter of 2001 decreased $13 million as compared to the third quarter of 2000 due primarily to an adverse mix of products sold, specifically a decline of high margin spare parts and increased operating costs, including higher research and development expenditures.

Sales for the nine months ended September 30, 2001 were comparable to the nine month period in 2000. Increased sales volume of approximately $25 million was offset by the effect of foreign currency exchange of $29 million.

Profit before taxes for the nine months ended September 30, 2001 decreased $15 million compared to 2000. Excluding approximately $4 million of unusual items in 2001, consisting of a gain on sale of assets, profit before taxes decreased $19 million. The lower profit before taxes resulted from an unfavorable program mix and lower volume of higher margin spare parts totaling $12 million and increased operating costs, including higher research and development expenditures of $8 million.

As of December 31, 2000, the Company had recorded reserves of approximately $7 million for severance and other costs to close certain facilities of the Aeronautical Systems segment. During the nine months ended September 30, 2001, as a result of severance payments, the reserve was reduced by $3 million. The remaining balance will be used by the first quarter of 2002.

In October 2001, the Company announced further restructuring actions as a result of decreased demand for its civil aviation equipment in the Aeronautical Systems business. Cost reduction measures are being implemented including a reduction in the number of employees by approximately 1,100 by the end of 2002. The Company is evaluating the impact of these actions, which cannot be quantified at this time.

Automotive Segments

	Third quarter ended				Nine months ended
(In millions)	September 30				September 30

				Percent				Percent
Sales	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Chassis Systems	$1,381	$1,480	$(99)	(7%)	$4,537	$5,011	$(474)	(10%)
Occupant Safety Systems	622	639	(17)	(3%)	2,034	2,127	(93)	(4%)
Automotive Electronics	324	378	(54)	(14%)	1,063	1,287	(224)	(17%)

Total	$2,327	$2,497	$(170)	(7%)	$7,634	$8,425	$(791)	(9%)

Third quarter sales in the automotive businesses declined 7% to $2.3 billion. Sales declined primarily due to divestitures, lower volumes, primarily in North America, lower pricing and the effect of foreign currency exchange.

Automotive sales for the nine months ended September 30, 2001 declined $791 million to $7.6 billion compared to 2000. Sales declined primarily due to lower volumes, mainly in North America, the effect of foreign currency exchange, divestitures and lower pricing.

Third quarter variances by segment:

		Occupant Safety	Automotive	Total Automotive
(In millions)	Chassis Systems	Systems	Electronics	Segments

Volume	$(39)	$3	$(21)	$(57)
Translation	(21)	2	(3)	(22)
Divestitures	(33)	–	(26)	(59)
Price	(6)	(22)	(4)	(32)

Total	$(99)	$(17)	$(54)	$(170)

Nine month variances by segment:

		Occupant Safety	Automotive	Total Automotive
(In millions)	Chassis Systems	Systems	Electronics	Segments

Volume	$(233)	$21	$(93)	$(305)
Translation	(137)	(40)	(24)	(201)
Divestitures	(73)	–	(93)	(166)
Price	(31)	(74)	(14)	(119)

Total	$(474)	$(93)	$(224)	$(791)

	Third quarter ended				Nine months ended
(In millions)	September 30				September 30

				Percent				Percent
Profit before taxes	2001	2000	Change	Inc (Dec)	2001	2000	Change	Inc (Dec)

Chassis Systems	$60	$74	$(14)	(20%)	$196	$347	$(151)	(43%)
Occupant Safety Systems	26	(19)	45	–	58	54	4	6%
Automotive Electronics	6	11	(5)	(50%)	44	76	(32)	(43%)

Total	$92	$66	$26	37%	$298	$477	$(179)	(38%)

Profit before taxes for the third quarter 2001, excluding unusual items, for the automotive businesses declined to $114 million from $135 million in 2000. The decline in profit before taxes resulted from lower volume primarily in North America and unfavorable product mix, price reductions, the effect of foreign currency exchange and divestitures, which were partially offset by net cost reductions.

Profit before taxes for the nine months ended September 30, 2001, excluding unusual items, for the automotive businesses declined to $348 million from $618 million in 2000. The decline resulted from lower volume primarily in North America, unfavorable product mix and the effect of a seatbelt recall, price reductions, the effect of foreign currency exchange and divestitures, which were partially offset by net cost reductions.

Third quarter variances by segment:

		Occupant Safety	Automotive	Total Automotive
(In millions)	Chassis Systems	Systems	Electronics	Segments

Volume/Mix	$(24)	$1	$(6)	$(29)
Price	(6)	(22)	(4)	(32)
Translation	(6)	1	(1)	(6)
Divestitures	(3)	–	(2)	(5)
Net Cost Reductions	34	19	8	61
All Other – Net	(6)	(6)	2	(10)

Total excluding unusual items	(11)	(7)	(3)	(21)
Unusual Items	(3)	52	(2)	47

Total	$(14)	$45	$(5)	$26

Unusual items by segment for the third quarter are as follows:

(In millions)	2001	2000	Change

Chassis Systems	$(7)	$(4)	$(3)
Occupant Safety Systems	(5)	(57)	52
Automotive Electronics	(10)	(8)	(2)

Total	$(22)	$(69)	$47

Unusual items in 2001 included restructuring costs of $19 million in all segments. Unusual items also included asset impairment charges of approximately $15 million, offset by gains on the sale of assets of

$12 million in Chassis. Unusual items in 2000 included asset impairment charges of $52 million in Occupant Safety Systems and restructuring costs of $17 million in all segments.

Nine months variances by segment:

(In millions)	Chassis Systems	Occupant Safety Systems	Automotive Electronics	Total Automotive Segments

Volume/Mix/Recall	$(129)	$(31)	$(30)	$(190)
Price	(31)	(74)	(14)	(119)
Translation	(16)	(6)	(1)	(23)
Divestitures	(6)	–	(10)	(16)
Net Cost Reductions	46	45	21	112
All Other – Net	(18)	(12)	(4)	(34)

Total excluding unusual items	(154)	(78)	(38)	(270)
Unusual Items	3	82	6	91

Total	$(151)	$4	$(32)	$(179)

Unusual items by segment for the nine months ended are as follows:

(In millions)	2001	2000	Change

Chassis Systems	$(24)	$(27)	$3
Occupant Safety Systems	(16)	(98)	82
Automotive Electronics	(10)	(16)	6

Total	$(50)	$(141)	$91

Unusual items in 2001 included restructuring costs of $72 million in all segments and asset impairment charges of approximately $15 million, partially offset by gains on the sale of non-strategic assets of $37 million, primarily in Chassis. Unusual items in 2000 included restructuring costs of $46 million in all segments, threatened claims and litigation of $35 million and asset impairment charges of $52 million in Occupant Safety Systems and warranty costs of $30 million in Chassis, partially offset by net gains on asset sales of $22 million, mainly in Chassis.

Automotive Restructuring

The Company has initiated several restructuring actions within its automotive businesses. Severance costs and plant closing accruals related to these actions were $63 million at December 31, 2000. During the nine months ended September 30, 2001, the Company recorded additional before tax charges of $72 million, primarily for headcount reductions, of which $18 million was recorded in the third quarter. Charges of $38 million were recorded in administrative and selling expenses and $34 million in cost of sales. During the first nine months of 2001, these actions resulted in a permanent reduction of approximately 3,100 automotive positions. The Company used $71 million for severance payments and plant closings. The balance at September 30, 2001 of $64 million is expected to be used by the third quarter of 2002.

In October 2001, the Company announced further restructuring actions, which includes consolidating its Occupant Safety Systems business with Chassis Systems to form a new automotive organization to be called TRW Automotive. The Company plans an additional reduction in total automotive employment of approximately 2,400. The majority of the reductions will occur in the fourth quarter of this year. The Company is evaluating the impact of these actions, which cannot be quantified at this time.

LIQUIDITY AND FINANCIAL POSITION

In the nine months ended September 30, 2001, cash from operating activities of $681 million, and proceeds from the sale of nonstrategic assets of $196 million were used primarily for capital expenditures of $499 million, debt reductions of $206 million, dividend payments of $132 million and other items of $65 million. As a result, cash and cash equivalents decreased $25 million. In the nine months ended September 30, 2000, cash from operating activities of $793 million, proceeds from divestitures of $1,431 million, and other items of $22 million were used primarily for debt reductions of $1,578 million, capital expenditures of $475 million, and dividend payments of $123 million. As a result, cash and cash equivalents increased $70 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt, less cash and cash equivalents) was $6.2 billion at September 30, 2001 and $6.4 billion at December 31, 2000. The ratio of net debt to total capital (net debt, minority interests and shareholders’ investment) was 72 percent at September 30, 2001 and 70 percent at December 31, 2000. The percentage of fixed rate debt to total debt was 75 percent at September 30, 2001 compared to 66 percent at the end of 2000.

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

At September 30, 2001, $400 million of short-term obligations were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its existing credit agreements.

At September 30, 2001, the Company has $1.2 billion available under its universal shelf registration statement for issuance of securities.

At September 30, 2001, the Company had a working capital deficiency of approximately $1.7 billion primarily due to the issuance of debt incurred to purchase LucasVarity. Management believes that sufficient resources from funds generated by operations, dispositions and existing borrowing capacity are available to maintain liquidity.

In October 2001, the Company’s Board of Directors approved a reduction of its quarterly dividend from $0.35 to $0.175 per common share beginning with the December 2001 payment.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Intangible Assets”. Statement 141 requires companies to account for acquisitions entered into after June 30, 2001 using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be recorded separately from goodwill. This criterion is to be applied to business combinations completed after June 30, 2001. Statement 142 sets forth the accounting for goodwill and intangible assets after the completion of a business acquisition and for goodwill and intangible assets already recorded. Goodwill will no longer be amortized, rather, it will be tested for impairment by comparing the asset’s fair value to its carrying value as required by the statement. The Company will adopt Statement 142 on January 1, 2002.

The Company has approximately $3.3 billion of goodwill recorded in its balance sheet as of September 30, 2001. Amortization expense related to goodwill for the first nine months of 2001 was approximately $74 million before taxes, $65 million after taxes. Management is currently evaluating the impact of the adoption of these statements. The effect on the Company’s results of operations and financial position during 2002 and any cumulative effect as a result of adopting Statement 142 are not determinable at this time.

The FASB also recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

Statement 143 requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company’s legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset.

When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002.

Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001.

The Company believes that the adoption of SFAS No. 143 and 144 will not have a material impact on its financial position or results of operations.

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

The Company’s consolidated results could be affected by: the ability to obtain new contract awards; pricing pressures from customers; the ability to reduce the level of outstanding debt from cash flow from operations and the proceeds from asset dispositions; the introduction of competing products or technology by competitors; the financial results of companies in which we have made technology investments; the availability of funding for research and development; the economic, regulatory and political domestic and international conditions; fluctuations in currency exchange rates; and the ability to attract and retain skilled employees with high-level technical competencies.

The Company’s aerospace and information systems businesses also could be affected by: the level of defense funding by the government; and the termination of existing government contracts.

The Company’s automotive business also could be affected by: changes in consumer debt levels and interest rates; moderation or decline in the automobile build rate; work stoppages; customer recall and warranty claims; product liability and litigation issues; and changes to the regulatory environment regarding automotive safety.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to inherent risks attributed to operating in a global economy. It is the Company’s policy to utilize derivative financial instruments to manage its interest rate and foreign currency exchange rate risks. When appropriate, the Company uses derivatives to modify its exposure to interest rate movements and to reduce borrowing costs. Interest rate swaps hedge interest rates on certain indebtedness and involve the exchange of fixed and floating rate interest payment obligations over the life of the related agreement. Also, the Company may use interest rate agreements in the management of interest rate exposure on debt issuances. The Company manages cash flow transactional foreign exchange risk pursuant to a written corporate policy. Forward contracts and, to a lesser extent, options are utilized to protect the Company’s cash flow from adverse movements in exchange rates.

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

Based on the Company’s interest rate exposure on variable rate borrowings at September 30, 2001, a one-percentage-point increase in the average interest rate on the Company’s variable rate borrowings would increase future interest expense by approximately $1 million per month.

Based on the Company’s exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at September 30, 2001, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a $124 million loss in fair value.

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

Refer to the Financial Instruments note to Financial Statements for further discussion of derivative instruments as of September 30, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Except as described below, there have been no material developments in legal proceedings involving TRW or its subsidiaries since those reported in TRW’s Annual Report on Form 10-K for the year ended December 31, 2000 (the “2000 Form 10-K”).

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, arising from the ordinary course of business with respect to commercial, product liability and environmental matters. Taking into account established reserves, management believes that the ultimate resolution of each of the lawsuits referred to in the Contingencies note to Financial Statements included in Part I of this report will not have a material effect on the Company’s financial condition or results of operations. The resolution of one or more of such claims may have a material impact on cash flow for the period in which such claims are resolved.

TRW Vehicle Safety Systems Inc. environmental matter – previously discussed on page 12 of the 2000 Form 10-K and in Part II, Item 1 of TRW’s Form 10-Q for the quarter ended March 31, 2001: Sentencing took place during the third quarter of 2001, at which time VSSI paid $12 million in fines pursuant to the criminal plea agreements, which had been previously entered by the state and federal courts.

Putative class action regarding alleged damage due to emissions from VSSI plant – previously discussed on page 12 of the 2000 Form 10-K: On September 24, 2001 VSSI and the individual plaintiffs entered into an agreement to settle and dismiss the action. Pursuant to the agreement, which must be approved by the U.S. District Court of Arizona, the individual plaintiffs’ claims would be dismissed with prejudice, the claims brought on behalf of the putative class would be dismissed without prejudice, and VSSI would pay each of the six named plaintiffs $7,500 and reimburse the named plaintiffs’ counsel up to $130,000 in expenses. The court is expected to rule on the joint motion to approve the settlement agreement after public notice and an opportunity for putative class members to object.

Vinnell environmental matter – previously discussed on page 13 of the 2000 Form 10-K: On August 26, 2001, Vinnell and the U.S. Government reached an agreement under which the U.S. Government agreed to return to Vinnell $319,750, or one-half of the penalties previously released from escrow by Vinnell to the Government, and the Company withdrew its appeal challenging the District Court’s ruling. In addition, the U.S. Government and Vinnell agreed that subject to certain conditions, in the future, penalties would not be assessed during a period of court review of a good faith dispute over reimbursement of oversight costs.

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

TRW Inc.

Date: November 7, 2001	By: /s/ W. B. Lawrence

W. B. Lawrence
Executive Vice President, General Counsel and Secretary

By: /s/ R.H. Swan

R. H. Swan
Executive Vice President
and Chief Financial Officer