Form 10-K405
period 2001-12-31
TRW INC
filed 2002-03-04
CIK 100030

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
EX-3(C) TRW Policy on Confidential Voting
EX-10(B) TRW Operational Incentive Plan
EX-10(C) TRW Executive Health Care Plan
EX-10(L) Nonqualified Stock Option Agreement
EX-10(M) Transferable Nonqual. Stock Option Agt
EX-10(N) Director T'able Nonqual Stock Option Agt
EX-10(O) Stock Option Agt Qual./laws of France
EX-10(P) U.S. Long-Term Restricted Stock Agt
EX-10(Q) Non-U.S. Long-Term Restricted Stock Agt
EX-10(R) Restricted Stock Unit Agreement
EX-10(S) Def Comp Plan for Non-Employee Directors
EX-10(V) Form of Employment Continuation Agt
EX-10(W) TRW Deferred Compensation Plan
EX-10(X) TRW Benefits Equalization Plan
EX-10(Z) Key Executive Life Insurance Plan
EX-10(CC) Consult. Agt between TRW and PA Odeen
EX-10(DD) Consult. Agt between TRW and PA Odeen
EX-10(LL) Am. No. 2 to Service Agt with JC Plant
EX-10(OO) 2001-2002 Strategic Incentive Prog Grant
EX-10(PP) 2001-2003 Strategic Incentive Prog Grant
EX-10(QQ) 2002-2004 Strategic Incentive Prog Grant
EX-10(SS) 364-Day Amended & Restated Credit Agt
EX-10(TT) Term Credit Agreement
EX-10(UU) Receivables Purchase Agreement
EX-10(VV) Am. No. 1 to Receivables Purchase Agt
EX-12 Comput. of Ratio of Earnings/Fixed Charges
EX-13 Portions of TRW Annual Report
EX-21 Subsidiaries of the Registrant
EX-23 Consent of Ernst & Young LLP
EX-24 Powers of Attorney

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-2384

TRW Inc.

(Exact name of registrant as specified in its charter)

Ohio	34-0575430
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Richmond Road Cleveland, Ohio (Address of principal executive offices)	44124 (Zip Code)

(216) 291-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.625 per share	New York Stock Exchange Chicago Stock Exchange Pacific Exchange Philadelphia Stock Exchange
Cumulative Serial Preference Stock II, $4.40 Convertible Series 1	New York Stock Exchange
Cumulative Serial Preference Stock II, $4.50 Convertible Series 3	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑         No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $6,101,951,801 as of February 22, 2002. This amount was computed on the basis of the closing price of the registrant’s common equity securities included in the NYSE-Composite Transactions report for such date, as published in the Midwest edition of the Wall Street Journal.

As of February 22, 2002 there were 126,368,449 shares of TRW Common Stock, $0.625 par value per share, outstanding.

The following document has been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement related to Annual Meeting of Shareholders to be held on April 24, 2002	Part III
TRW Annual Report to Security Holders for the year ended December 31, 2001	Parts I, II and IV

TRW INC.

INDEX TO

ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2001

PART I

ITEM 1.  BUSINESS.

INDUSTRY SEGMENTS AND PRODUCT CLASSIFICATIONS

TRW is a U.S.-based international company that provides advanced technology products and services. The principal businesses of TRW and its subsidiaries are the design, manufacture and sale of products and the performance of systems engineering, research and technical services for industry and the U.S. Government in the automotive, information systems, defense and aerospace markets. In the fourth quarter of 2001, as a result of the reorganization and consolidation of the Company’s automotive businesses, TRW combined its Chassis Systems, Occupant Safety Systems and Automotive Electronics segments into one Automotive segment. TRW currently operates its business in the following four operating segments:

•	Automotive;
•	Systems;
•	Space & Electronics; and
•	Aeronautical Systems.

TRW was incorporated under the laws of Ohio on June 17, 1916. When used in this report, the terms “TRW” and the “Company” refer to TRW Inc. or to TRW Inc. and its subsidiaries.

Automotive

TRW’s Automotive segment designs, manufactures and sells a broad range of steering, suspension, braking, engine, safety, electronic, engineered fastening and other components and systems for passenger cars, light trucks and commercial vehicles. The principal products are:

•	inflatable restraint, seat belt and steering wheel systems;
•	braking systems and related products;
•	steering and suspension systems and components;
•	chassis modules and integrated vehicle control systems;
•	vehicle dynamic control systems and electronics;
•	access, security and safety electronics systems;
•	display and heating, ventilating and air conditioning electronics;
•	engineered and plastic fasteners and precision plastic moldings and assemblies;
•	engine components and systems;
•	commercial steering systems and components; and
•	aftermarket operations, including parts, service and technical and diagnostic support.

TRW sells its automotive products primarily to automotive original equipment manufacturers in North and South America, Europe and the Asia Pacific region. In addition, TRW sells some of its automotive components for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through their own independent distribution networks. TRW’s commercial steering systems and components are sold to heavy-duty vehicle manufacturers in North and South America, Europe and the Asia Pacific region.

Systems

TRW’s Systems segment offers its customers systems engineering, systems integration, software development, modeling and simulation, testing and evaluation, training and information technology for high technology systems, products and services in the fields of:

•	strategic missiles;
•	intelligence management and processing;
•	command, control and communications;
•	missile and air defense;
•	airborne reconnaissance;
•	homeland security;
•	public safety and transportation;
•	logistics and training;
•	health and human services;

•	integrated supply chain;
•	tax systems; and
•	air traffic control.

TRW’s Systems segment also performs diverse testing and general research projects related to many of its products and services under both private and U.S. Government contracts.

The programs and services offered by TRW’s Systems segment are sold to the U.S. Government and its agencies, state and local government agencies, foreign governments and commercial customers.

Space & Electronics

TRW’s Space & Electronics segment focuses on the design and manufacture of:

•	spacecraft systems and subsystems;
•	electronic systems, including communication systems for space and defense;
•	commercial telecommunications products;
•	gallium arsenide and indium phosphide advanced semiconductors for satellite and telecommunications applications;
•	digital broadband space payloads;
•	space science instruments;
•	advanced avionics systems;
•	high energy laser systems; and
•	spacecraft products, including solar arrays and reflectors.

TRW’s Space & Electronics segment also offers systems engineering and advanced technology research and development services to its customers.

TRW’s Space & Electronics segment sells its products and services primarily to the U.S. Government for both military and civilian applications, as well as to international and commercial customers.

Aeronautical Systems

TRW’s Aeronautical Systems segment designs and manufactures high integrity systems and equipment, and provides services, in the following product areas:

•	equipment services, including spares and maintenance, repair and overhaul;
•	flight controls;
•	engine controls;
•	cargo systems;
•	power generation and management;
•	missile actuation; and
•	hoists and winches.

TRW sells its aeronautical systems and services to the world’s major airlines and aircraft producers, as well as to the U.S. Government and international governments and agencies.

Classified Projects

While classified projects are not discussed in this report, the operating results relating to classified projects are included in the Company’s consolidated financial statements, and the business risks associated with these projects do not differ materially from those of other projects for the U.S. Government.

RESULTS BY SEGMENT

The information relating to the Company’s segments, including sales, profit before taxes and segment assets attributable to each segment for each of the years 1999 through 2001, presented under the note entitled “Operating Segments” in the Notes to Financial Statements on pages 44 through 46 of the TRW 2001 Annual Report, is incorporated herein by reference.

FOREIGN AND DOMESTIC OPERATIONS

TRW has principal facilities in 25 countries throughout the world. TRW’s principal facilities outside the United States are in Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, India, Italy, Japan,

Malaysia, Mexico, the Netherlands, Poland, Portugal, Saudi Arabia, South Africa, South Korea, Spain, Thailand, Turkey and the United Kingdom. TRW also exports products manufactured by it in the United States. Such export sales accounted for:

•	5 percent of total sales during 2001, or $879 million;
•	6 percent of total sales during 2000, or $1,025 million; and
•	6 percent of total sales during 1999, or $1,039 million.

TRW’s foreign operations are subject to a variety of risks that may affect such operations, including, among other things:

•	customary exchange controls and currency restrictions;
•	currency fluctuations and devaluations;
•	changes in local economic conditions;
•	exposure to possible expropriation or other government actions;
•	unsettled political conditions and possible terrorist attacks; and
•	foreign government-sponsored boycotts of the Company’s products or services for noncommercial reasons.

While the impact of these risks is difficult to predict, any one or more of them could adversely affect the Company’s operations in the future.

The information relating to the dollar amounts of sales and property, plant and equipment-net by geographic area for each of the years 1999 through 2001, presented under the note entitled “Operating Segments” in the Notes to Financial Statements on pages 44 through 46 of the TRW 2001 Annual Report, is incorporated herein by reference.

GENERAL

Competition

TRW encounters intense competition in substantially all segments of its business. The Company’s competitive position varies for its different products and services. However, TRW believes that it is a significant supplier of many of the products it manufactures and of many of the services it provides.

In the Automotive segment, competitors include independent suppliers of parts and components, as well as suppliers formed by spin-offs by the Company’s original equipment customers, who are becoming more aggressive in attempting to sell components to other automotive manufacturers. In the Aeronautical Systems segment, competitors in original equipment are mainly other tier one equipment suppliers, with the exception of its missile actuation business where a large part of the competition is accounted for by the prime contractors. Depending on the particular product, the number of the Company’s competitors varies significantly and many of the products have high capital requirements and require high engineering content. In the Automotive and Aeronautical Systems segments, the principal methods of competition are:

•	price;
•	technology leadership;
•	engineering excellence;
•	product quality;
•	customer service;
•	delivery time; and
•	proprietary position.

TRW competes for contracts covering a variety of U.S. Government and commercial projects and programs in the Systems, Space & Electronics and Aeronautical Systems segments. Such competition is based primarily on:

•	technical ability;
•	product quality;
•	price; and
•	past performance.

TRW’s principal competitors for U.S. Government contracts typically are large, technically-competent firms with substantial assets.

Customers

Sales, directly and indirectly, to the U.S. Government, including the Department of Defense (DoD), the National Aeronautics & Space Administration (NASA) and other agencies, represented the following percentages of TRW’s total sales:

•	27 percent for 2001, or $4,463 million;
•	26 percent for 2000, or $4,497 million; and
•	25 percent for 1999, or $4,248 million.

Sales, directly and indirectly, to the U.S. Government, including the DoD, NASA and other agencies, represented the following percentages of the sales of the indicated segment:

	Systems		Space & Electronics

Year	Percent	(In millions)	Percent	(In millions)

2001	88%	$2,759	81%	$1,637
2000	88%	2,874	83%	1,554
1999	85%	2,438	93%	1,748

As with all companies engaged in U.S. Government contracting, TRW is subject to certain unique business risks, including:

•	dependence on Congressional appropriations and administrative allotment of funds;
•	changes in U.S. Government policies that may reflect military and political developments;
•	time required for design and development;
•	significant changes in contract scheduling;
•	complexity of designs and the rapidity with which they become obsolete;
•	necessity of design improvements;
•	difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work; and
•	other factors characteristic of the industry.

U.S. Government contracting laws also provide that the U.S. Government is to do business only with responsible contractors. In this regard, the DoD and other federal agencies have the authority, under certain circumstances, to suspend or debar a contractor or organizational parts of a contractor from further U.S. Government contracting for a certain period “to protect the Government’s interest.” Such action may be taken for, among other reasons, commission of fraud or a criminal offense in connection with a U.S. Government contract. A suspension may also be imposed if a contractor is indicted for such matters. In the event of any suspension or debarment, TRW’s existing contracts would continue unless terminated or canceled by the U.S. Government under applicable contract provisions.

A shift in U.S. Government spending to programs in which TRW is not involved or any significant disruption or deterioration of TRW’s relationship with the U.S. Government could significantly reduce the Company’s sales and materially adversely affect the Company’s results of operations and financial condition.

Other than the U.S. Government, TRW’s largest customers (determined by including sales to their affiliates throughout the world, but excluding sales to such customers or their affiliates that ultimately result in sales to the U.S. Government) are Ford Motor Company, DaimlerChrysler AG, General Motors Corporation and Volkswagen AG. Sales to those companies, and their respective subsidiaries, accounted for the following percentages of the sales of the Automotive segment:

	Year Ended December 31,

Customer	2001	2000	1999

Ford	18%	19%	19%
DaimlerChrysler	17%	14%	13%
General Motors	13%	12%	10%
Volkswagen	13%	12%	10%

Sales by TRW’s Automotive segment to Ford and its subsidiaries accounted for the following percentages of TRW’s total sales:

•	11 percent for 2001, or $1,865 million;
•	12 percent for 2000, or $2,080 million; and
•	13 percent for 1999, or $2,143 million.

Although business with any particular customer in the Automotive segment is split among numerous contracts, the loss of, or significant reduction in purchases, by, one or more of the segment’s major customers could materially adversely affect the Company’s results of operations and financial condition.

Depending on the terms under which TRW’s Automotive segment supplies products, an original equipment manufacturer may hold the Company responsible for some or all of the repair or replacement costs of such products under new vehicle warranties, when the product supplied did not perform as represented. As automotive suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, original equipment manufacturers are increasingly looking to their suppliers for contribution when faced with product liability claims. This is a recent trend in our industry and we have only limited experience in this regard, therefore we cannot assure you that our future costs associated with providing product warranties will not be material.

Backlog

The backlog of orders for TRW’s operations is estimated to have been approximately $9.0 billion at December 31, 2001 and $7.7 billion at December 31, 2000. Of those amounts, U.S. Government business, directly or indirectly, is estimated to have accounted for approximately $7.6 billion at December 31, 2001 and $5.6 billion at December 31, 2000, substantially all of which is related to the Systems and Space & Electronics segments. Reported backlog at December 31, 2001 and 2000 does not include approximately $5.2 billion and $5.5 billion, respectively, of negotiated and priced, but unexercised, options of TRW’s customers to purchase products and services from TRW for defense and nondefense programs. The exercise of options is at the discretion of the customer and, in the case of U.S. Government contracts, is dependent on future government funding. Of the total backlog, 96 percent at December 31, 2001 and 95 percent at December 31, 2000 was attributable to the Systems, Space & Electronics and Aeronautical Systems segments. Of the backlog attributable to these segments, the following percentages were attributable to each of such segments:

	Year Ended December 31,

	2001	2000

Systems	46%	47%
Space & Electronics	46%	43%
Aeronautical Systems	8%	10%

The determination of TRW’s backlog involves substantial estimating, particularly with respect to customer requirements contracts and long-term contracts of a cost-reimbursement or incentive nature. A substantial portion of the variations in TRW’s estimated backlog in recent years is attributable to the timing of the award and performance of U.S. Government and certain other contracts. Subject to various qualifications, including those described under “Customers” on page 4, and assuming no terminations, cancellations or changes and completion of orders in the normal course of business, TRW has estimated that approximately 54 percent of the December 31, 2001 backlog will be delivered in 2002, 25 percent in 2003 and 21 percent thereafter.

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

Intellectual Property

TRW owns significant intellectual property, including a large number of patents, copyrights and trade secrets, and is involved in numerous licensing arrangements. Although TRW’s intellectual property plays an important role in maintaining TRW’s competitive position in a number of the markets that it serves, no single patent, copyright, trade secret or license, or group of related patents, copyrights, trade secrets or licenses, is, in the opinion of management, of such value to TRW that the business of TRW or of any segment of TRW would be materially affected by the expiration or termination thereof. TRW’s general policy is to apply for patents on an ongoing basis in the United States and appropriate other countries on its significant patentable developments.

TRW also views its name and mark as significant to its business as a whole. In addition, TRW owns a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

Seasonality

TRW’s Automotive segment is moderately seasonal because the segment’s largest North American customers typically halt operations for about two weeks in July and about one week in December. The segment’s customers in Europe historically have shut down vehicle production during a portion of August as well. In addition, third quarter automotive production traditionally is lower as new models enter production. The Company’s third and fourth quarter results may reflect these trends.

Research and Development

Customer-funded research and development was:

•	$1,289 million in 2001;
•	$1,145 million in 2000; and
•	$1,249 million in 1999.

Company-funded research and development costs, which included research and development for commercial products, independent research and development and bid and proposal work related to government products and services, totaled:

•	$442 million in 2001;
•	$442 million in 2000; and
•	$468 million in 1999.

A portion of the cost incurred for independent research and development and bid and proposal work is recoverable through overhead charged to government contracts.

The 2000 and 1999 research and development costs exclude the $12 million and $85 million for purchased in-process research and development associated with the valuation of Endgate Corporation and LucasVarity, respectively. Additional information concerning the LucasVarity charge is set forth under the caption “LucasVarity Acquisition” on page 29 of the TRW 2001 Annual Report and the note entitled “LucasVarity Acquisition” in the Notes to Financial Statements on page 41 of the TRW 2001 Annual Report.

Employees

At December 31, 2001, TRW had approximately 93,700 employees, of whom approximately 37,000 were employed in the United States and approximately 36,000 were employed in Europe.

Raw Materials and Supplies

Materials used by TRW include or contain:

• steel and fabricated metal	• stainless steel
• cast iron	• gold, silver, nickel, zinc and copper plating materials
• electronics	• paper
• plastic, resin, powders and laminations	• wood
• synthetic rubber	• platinum
• magnesium	• ceramics
• sodium azide	• carbon and plastic materials
• copper	• titanium
• brass	• ferro-chrome
• leather	• tin
• special alloys	• glass
• aluminum	• friction materials

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

A reserve estimate for each matter is established using standard engineering cost estimating techniques. In the determination of such costs, consideration is given to the professional judgment of TRW’s environmental engineers, in consultation with outside environmental specialists, when necessary. At multi-party sites, the reserve estimate also reflects the expected allocation of total project costs among the various potentially responsible parties. At December 31, 2001, TRW had reserves for environmental matters of $176 million, including $4 million expense recorded during the year. TRW aggressively pursues reimbursement for environmental costs from its insurance carriers. However, insurance recoveries are not recorded as a reduction of environmental costs until they are fixed and determinable.

TRW does not believe that compliance with environmental protection laws and regulations will have a material effect upon its capital expenditures, results of operations or competitive position, and TRW’s capital expenditures for environmental control facilities during 2002 and 2003 are not expected to be material to the Company. TRW believes that any liability that may result from the resolution of environmental matters for which sufficient information is available to support cost estimates will not have a material adverse effect on the Company’s financial position or results of operations. However, TRW cannot predict the effect on the Company’s financial position of expenditures for aspects of certain matters for which there is insufficient information. In addition, TRW cannot predict the effect of compliance with environmental laws and regulations with respect to unknown environmental matters on the Company’s financial position or results of operations or the possible effect of compliance with environmental requirements imposed in the future.

Capital Expenditures — Property, Plant and Equipment

During the five years ended December 31, 2001, TRW’s capital expenditures and the net book value of its assets retired, sold or divested were:

	(In millions)

	Capital Expenditures

	Land, Buildings and			Net Book Value
Year Ended	Leasehold	Machinery and		of Assets Retired,
December 31,	Improvements	Equipment	Total	Sold or Divested

2001	$84	$624	$708	$67
2000	81	619	700	123
1999	98	691	789	111
1998	92	452	544	40
1997	86	463	549	54

On a segment basis, capital expenditures for the years ended December 31, 2001 and 2000 were as follows (in millions):

	2001	2000

Automotive	$450	$488
Systems	30	22
Space & Electronics	137	138
Aeronautical Systems	89	50

Of total capital expenditures, 46 percent in 2001 and 50 percent in 2000 were invested in the United States.

ITEM 2.  PROPERTIES.

TRW’s operations include numerous manufacturing, research and development and warehousing facilities. TRW owns or leases principal facilities located in 27 states plus the District of Columbia in the United States and in 24 other countries. Approximately 44 percent of the principal domestic facilities are used by the Automotive segment, 31 percent by the Systems segment, 17 percent by the Space & Electronics segment, 6 percent by the Aeronautical Systems segment, and 2 percent is used at the corporate level. The Automotive segment uses a substantial majority of the foreign facilities.

Of the total number of principal facilities operated by TRW, approximately 57 percent of such facilities are owned, 34 percent are leased, 6 percent are held by joint ventures in which TRW has a majority interest and 3 percent are operated on property owned directly or indirectly by the U.S. Government. The Company owns its world headquarters in Lyndhurst, Ohio as well as the headquarters for its Space & Electronics segment in Redondo Beach, California and its Aeronautical Systems segment in Birmingham, England.

The Company also owns, leases or operates on government-owned property, certain smaller research and development properties and administrative, marketing, sales and office facilities throughout the United States and in various parts of the world.

A summary of TRW’s principal facilities, by segment, type of facility and geographic region, is set forth in the following tables. The multi-purpose facilities are listed under each category for which a portion of the square footage of that facility is used. For example, TRW’s headquarters for its Space & Electronics segment in Redondo Beach, California is categorized as a manufacturing facility, a research and development facility and as office space, as significant portions of its square footage and buildings are utilized for each of these purposes. Additionally, where more than one segment utilizes a single facility, that facility will be categorized by the purposes for which it is used by each such segment. For example, TRW’s Redondo Beach facility serves not only as the headquarters and a manufacturing and research and development facility for its Space & Electronics segment, but is also utilized by its Systems segment as both office space and a research and development facility. As such, this facility will appear in the following tables under both Space & Electronics and Systems.

Automotive

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Research and Development	6	7	0	0	13
Manufacturing	52	72	20	11	155
Warehouse	6	11	1	0	18
Office	6	8	0	0	14
Total	70	98	21	11	200

Systems

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Research and Development	1	0	0	0	1
Office	37	2	0	3	42
Total	38	2	0	3	43

Space & Electronics

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Research and Development	5	0	0	0	5
Manufacturing	7	0	0	0	7
Office	9	0	0	0	9
Total	21	0	0	0	21

Aeronautical Systems

	North		Asia
Principal Use of Facility	America	Europe	Pacific	Other	Total

Manufacturing	7	13	1	1	22
Office	0	1	0	0	1
Warehouse	1	0	0	0	1
Total	8	14	1	1	24

In addition to the facilities set forth in the foregoing tables, TRW also maintains three facilities that it utilizes as office space at the corporate level. Two of such facilities are located in North America and one is in Europe.

In the opinion of management, the Company’s facilities are generally well maintained and are suitable and adequate for their intended use.

For additional information concerning TRW’s long-term rental obligations under operating leases, see the note entitled “Lease Commitments” in the Notes to Financial Statements on page 53 of the TRW 2001 Annual Report. This information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS.

Various claims, lawsuits and administrative proceedings are pending or threatened against the Company or its subsidiaries, arising from the ordinary course of business with respect to commercial, product liability and environmental matters.

During 1996, the U.S. Department of Justice (DOJ) advised the Company that it had been named as a defendant in lawsuits brought by a former employee of the Company originally filed under seal in 1994 and 1995 in the U.S. District Court for the Central District of California under the qui tam provisions of the civil False Claims Act. The DOJ subsequently advised that it would intervene in the litigation. In a consolidated complaint filed jointly by the former employee and the DOJ, it is alleged that the Company misclassified various costs and improperly charged those costs to certain of its federal contracts, that the United States has incurred substantial damages, and that the Company is liable for treble damages, penalties, post-judgment interest, costs (including attorneys’ fees) and “all other proper relief.” All substantive allegations against the Company have been denied in the Company’s answer to the consolidated complaint. The Company cannot currently predict the outcome of this lawsuit.

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

Taking into account established reserves, management believes that the ultimate resolution of the foregoing matters will not have a material effect on the Company’s financial condition or results of operations. The resolution of one or more of such matters may have a material effect on cash flow for the period in which such matters are resolved.

On March 31, 2000, TRW Vehicle Safety Systems Inc. (VSSI), a wholly-owned subsidiary of the Company, was served with a putative class action lawsuit filed in Maricopa County Superior Court in the State of Arizona. The lawsuit was filed on behalf of everyone living within a five-mile radius of the Company’s air bag manufacturing plant in Mesa, Arizona. The lawsuit alleged that emissions from the plant injured residents, plants and animals near the plant and that the Company concealed information about the potential health risks of its emissions. Plaintiffs asked the court to require the Company to institute medical monitoring for the claimants, to conduct various studies, to cease operations that release toxic substances into the air and to create a supervised fund to pay for medical screening and monitoring. Plaintiffs also sought attorneys’ fees and punitive damages. The Company believed there was no valid scientific basis for these claims. The Company timely removed the case to federal court and the plaintiffs’ motion to remand the case to state court was denied. On September 24, 2001, VSSI and the individual plaintiffs entered into an agreement to settle and dismiss the action. Following public notice and an opportunity for class members to object, the court approved the agreement, and the case was dismissed on January 2, 2002. Pursuant to the agreement, the individual plaintiffs’ claims were dismissed with prejudice, the claims brought on behalf of the putative class were dismissed without prejudice, and VSSI paid each of the six named plaintiffs $7,500 and reimbursed plaintiffs’ counsel for approximately $104,000 in expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages of and the positions and offices held by, each person designated an executive officer of the Company as of March 1, 2002, together with the offices held by each such person during the last five years, are listed below. Each executive officer is elected annually and, unless the executive officer resigns or terminates employment with the Company or is removed from office by action of the Company’s Directors, will hold office for the ensuing year or until a successor is elected in accordance with the Company’s Regulations.

		Positions and Business Experience
Name	Age	During the Past Five Years

W. G. Bush	40	Executive Vice President, TRW Inc. and President & Chief Executive Officer, TRW Aeronautical Systems (March 2001 to the present)
		Executive Vice President, TRW Inc. (December 2001 to February 2002)
		Vice President & General Manager, TRW Ventures, TRW Space & Electronics (2000 - 2001)
		Vice President & General Manager, Telecommunications Division, TRW Space & Electronics Group (1999)
		Vice President, Planning & Business Development, TRW Space & Electronics Group (1998)
		Program Manager, TRW Space & Electronics Group (1997)
T.W. Hannemann	59	Member of Chief Executive Office (February 2002 to the present)
		Executive Vice President, TRW Inc. and President and Chief Executive Officer, TRW Space & Electronics (2001 to the present)
		Executive Vice President, TRW Inc. and General Manager, TRW Space & Electronics (1993 - 2001)
H. V. Knicely	65	Executive Vice President, Human Resources and Communications, and Director, TRW Inc. (April 2001 to the present)
		Executive Vice President, Human Resources and Communications, TRW Inc. (1995 - April 2001)
W. B. Lawrence	57	Executive Vice President, General Counsel and Secretary, TRW Inc. (1997 to the present)
		Executive Vice President, Planning, Development & Government Affairs, TRW Inc. (1989 - 1997)
S. Lunn	53	Executive Vice President, Automotive Operations, TRW Inc. (2001 to the present)
		Senior Vice President, Operations, TRW Chassis Systems, TRW Inc. (1999 - 2001)
		Deputy President and Chief Operating Officer, LucasVarity Automotive (1997 - 1999)
		Divisional Managing Director, Braking, LucasVarity Ltd. (1996 - 1997)

		Positions and Business Experience
Name	Age	During the Past Five Years

J. C. Plant	48	Member of Chief Executive Office (February 2002 to the present)
		Executive Vice President, TRW Inc. and President and Chief Executive Officer, TRW Automotive (2001 to the present)
		Executive Vice President, TRW Inc. and President & Chief Executive Officer, TRW Chassis Systems (2001)
		Executive Vice President, TRW Inc. and General Manager, TRW Chassis Systems (1999 - 2001)
		Executive Vice President and General Manager, TRW Automotive (1999)
		President, LucasVarity Automotive (1998 - 1999)
		Managing Director, Electrical and Electronic Division, Lucas Automotive (1991 - 1998)
G. C. Roman	45	Executive Vice President, Washington Operations, TRW Inc. (2001 to the present)
		Vice President and General Manager, Business Development, Military Aircraft and Missile Systems, The Boeing Company (February 2000 - December 2001)
		Vice President of International Operations, Government Relations Office, The Boeing Company (August 1997 - February 2000)
		Vice President Operations and Management, Washington Office, McDonnell Douglas Corporation (1994 - August 1997)
R. H. Swan	41	Executive Vice President and Chief Financial Officer, TRW Inc. (July 2001 to the present)
		Chief Executive Officer, Webvan Group, Inc., (April 2001 - July 2001)
		Chief Operating Officer and Chief Financial Officer, Webvan Group, Inc. (September 2000 - April 2001)
		Chief Financial Officer, Webvan Group, Inc., (October 1999 - September 2000)
		Chief Financial Officer, GE Lighting, General Electric Company (May 1998 - October 1999)
		Vice President, Finance, GE Medical Systems Europe, General Electric Company (January 1997 - May 1998)
		(Webvan Group, Inc. filed a voluntary petition for Chapter 11 bankruptcy proceedings in the U.S. Bankruptcy Court for the District of Delaware on July 13, 2001.)
D. C. Winter	53	Executive Vice President, TRW Inc. and President and Chief Executive Officer, TRW Systems (2001 to the present)
		Executive Vice President, TRW Inc. and General Manager, TRW Systems (2000 - 2001)
		Vice President and Deputy General Manager for Group Development, TRW Space & Electronics (1998 - 1999)
		Vice President and General Manager of the Defense Systems Division, TRW Space & Electronics Group (1990 - 1997)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

See the information set forth in the table presented under “Stock Prices and Dividends (Unaudited)” on page 57 of the TRW 2001 Annual Report, and the information presented under the “Debt and Credit Agreements” note in the Notes to Financial Statements on pages 52 through 53 of the TRW 2001 Annual Report. The information contained in such table and the information contained in the second to last paragraph of text under the “Debt and Credit Agreements” note is incorporated herein by reference.

The Company’s Common Stock is traded principally on the New York Stock Exchange and is also traded on the Chicago, Pacific, Philadelphia, London and Frankfurt exchanges.

On February 22, 2002, there were 21,663 shareholders of record of the Company’s Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA.

	(In Millions, Except Per Share Amounts)

	Years Ended December 31,

	2001	2000	1999	1998	1997

Sales	$16,383	$17,231	$16,969	$11,886	$10,831
Net earnings (loss)	68	438	469	477	(49)
Per share of Common Stock:
Diluted earnings (loss)	0.54	3.51	3.80	3.83	(0.40)
Basic earnings (loss)	0.54	3.55	3.87	3.93	(0.40)
Cash dividends declared per share	1.05	1.36	1.32	1.28	1.24
Total assets	14,444	16,467	18,266	7,340	6,410
Long-term debt	4,870	4,765	5,369	1,353	1,117
Shares used in computing per share amounts:
Diluted	125.7	124.9	123.5	124.4	123.7
Basic	124.8	123.1	121.0	121.3	123.7

Comparisons of certain items are affected by the acquisition of LucasVarity in 1999, BDM International, Inc. in 1997, and divestitures during the five-year period, including the divestiture of Lucas Diesel Systems in 2000.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Reference is made to the information presented under the heading “Management’s Discussion and Analysis of Financial Condition and the Results of Operations” on pages 23 through 34 of the TRW 2001 Annual Report. This information is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information presented in the final six paragraphs of text on page 32 of the TRW 2001 Annual Report under the heading “Liquidity and Financial Position” and the information presented under the headings “Summary of Significant Accounting Policies” and “Financial Instruments” in the Notes to Financial Statements on pages 40 through 41 and 47 through 48, respectively of the TRW 2001 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements headed “Statements of Operations,” “Balance Sheets,” “Statements of Cash Flows” and “Statements of Changes in Shareholders’ Investment,” and the accompanying notes thereto, on pages 36 through 56 of the TRW 2001 Annual Report and the information included in the table presented under the heading “Quarterly Financial Information (Unaudited)” on page 57 of the report are incorporated herein by reference.

Readers should note that in the second paragraph of text in the “Income Taxes” note in the Notes to Financial Statements included on pages 48 through 49 of the TRW 2001 Annual Report, the reference to a valuation allowance for deferred tax assets at December 31, 2001 of “$85 million” should be replaced with “$106 million”, as set forth in the last line item of the last table included in such note. Exhibit 13 to this report reflects such correction.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information relating to TRW’s Directors which is presented under the heading “Board of Directors” in the TRW Proxy Statement for the 2002 Annual Meeting of Shareholders (the “TRW Proxy Statement”) and the information relating to Section 16(a) compliance which is presented under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the TRW Proxy Statement is incorporated herein by reference.

See the information presented in Part I of this report under the heading “Executive Officers of the Registrant” for information relating to TRW’s executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

The information presented under the heading “Compensation of Executive Officers” in the TRW Proxy Statement and the information presented under the heading “Director Compensation” in the TRW Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information presented under the heading “Management Ownership of Shares” in the TRW Proxy Statement and the information presented under the caption “Outstanding Securities” in the TRW Proxy Statement is incorporated herein by reference.

There are no agreements or arrangements known to TRW that might, at a subsequent date, result in a change in control of TRW.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information presented under the heading “Director Compensation” in the TRW Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Financial Statements and Schedules

(1)	List of Financial Statements

The Report of Independent Auditors is included herein as page F-1.

The following financial statements of the registrant and its subsidiaries included in the TRW 2001 Annual Report are incorporated herein by reference in Item 8:

Statements of Operations — Years ended December 31, 2001, 2000 and 1999 (page 36)

Balance Sheets — December 31, 2001 and 2000 (page 37)

Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999 (page 38)

Statements of Changes in Shareholders’ Investment — Years ended December 31, 2001, 2000 and 1999 (page 39)

Notes to Financial Statements — (pages 40-56)

     (2) Financial Statement Schedules

All Schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

     (3) List of Exhibits

3(a)	Amended Articles of Incorporation as amended May 5, 1997 (Exhibit 3(a) to TRW Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, File No. 1-2384, is incorporated herein by reference).

3(b)	Regulations as amended April 30, 1980 (Exhibit 3(b) to TRW Annual Report on Form 10-K for the year ended December 31, 1980, File No. 1-2384, is incorporated herein by reference).

3(c)	TRW Inc. Policy on Confidential Voting.

4(a)	Indenture between TRW Inc. and The Chase Manhattan Bank (National Association), as successor Trustee, dated as of May 1, 1986 (Exhibit 2 to TRW Form 8-A Registration Statement dated July 3, 1986, is incorporated herein by reference).

4(b)	First Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank (National Association), as successor Trustee, dated as of July 26, 1989 (Exhibit 4(b) to TRW Form S-3 Registration Statement, File No. 33-30350, is incorporated herein by reference).

4(c)	Second Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(c) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(d)	Third Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(d) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(e)	Fourth Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(e) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(f)	Fifth Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(f) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(g)	Sixth Supplemental Indenture between TRW Inc. and The Chase Manhattan Bank, as successor Trustee, dated as of June 2, 1999 (Exhibit 4(g) to TRW Registration Statement on Form S-4, filed July 20, 1999, File No. 333-83227, is incorporated herein by reference).

4(h)	Distribution Agreement, dated November 17, 1999, between TRW Inc. and each of Morgan Stanley & Co. Incorporated, Goldman, Sachs & Co. and J.P. Morgan Securities Inc., regarding $2,500,000,000 Medium-Term Notes, Series E, due nine months or more from the date of issue (Exhibit 1 to TRW Inc.’s Current Report on Form 8-K dated November 18, 1999, File No. 1-2384, is incorporated herein by reference).

4(i)	Form of Medium Term Note, Series E (Exhibit 2 to TRW Inc.’s Current Report on Form 8-K dated November 18, 1999, File No. 1-2384, is incorporated herein by reference).

*10(a)	1979 Stock Option Plan as amended April 28, 1982 (Exhibit A to TRW Proxy Statement dated March 18, 1982, File No. 1-2384, is incorporated herein by reference).

*10(b)	TRW Operational Incentive Plan.

*10(c)	TRW Executive Health Care Plan as amended and restated effective November 20, 2001.

*10(d)	1984 Stock Option Plan (Exhibit A to TRW Proxy Statement dated March 19, 1984, File No. 1-2384, is incorporated herein by reference).

*10(e)	1989 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 1989, is incorporated herein by reference).

*10(f)	1994 TRW Long-Term Incentive Plan as amended and restated effective February 4, 1997 (Exhibit 10(f) to TRW Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-2384, is incorporated herein by reference).

*10(g)	1997 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 12, 1997, File No. 1-2384, is incorporated herein by reference).

*10(h)	Amendment dated as of December 9, 1998 to 1997 TRW Long-Term Incentive Plan (Exhibit 10(h) to TRW Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-2384, is incorporated herein by reference).

*10(i)	Amendment dated as of May 11, 2001 to 1997 TRW Long-Term Incentive Plan (Exhibit 10(a) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-2384, is incorporated herein by reference).

*10(j)	2000 TRW Long-Term Incentive Plan (Exhibit A to TRW Proxy Statement dated March 17, 2000, File No. 1-2384, is incorporated herein by reference).

*10(k)	Amendment dated as of May 11, 2001 to 2000 TRW Long-Term Incentive Plan (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-2384, is incorporated herein by reference).

*10(l)	Form of Nonqualified Stock Option Agreement.

*10(m)	Form of Transferable Nonqualified Stock Option Agreement.

*10(n)	Form of Director Transferable Nonqualified Stock Option Agreement.

*10(o)	Form of Stock Option Agreement Qualified under the laws of France.
*10(p)	Form of U.S. Long-Term Restricted Stock Agreement.

*10(q)	Form of Non-U.S. Long-Term Restricted Stock Agreement.

*10(r)	Form of Restricted Stock Unit Agreement.

*10(s)	Deferred Compensation Plan for Non-Employee Directors of TRW Inc. as amended and restated February 28, 2002.

*10(t)	TRW Directors’ Pension Plan as amended and restated effective August 1, 1990 (Exhibit 10(l) to TRW Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-2384, is incorporated herein by reference).

*10(u)	Amendment to the TRW Directors’ Pension Plan (as Amended and Restated Effective August 1, 1990) effective June 30, 1997 (Exhibit 10(n) to TRW Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-2384, is incorporated herein by reference).

*10(v)	Form of Amended and Restated Employment Continuation Agreements with executive officers.

*10(w)	TRW Inc. Deferred Compensation Plan (as amended and restated effective January 1, 2002).

*10(x)	TRW Benefits Equalization Plan (as amended and restated effective January 1, 2002).

*10(y)	TRW Supplementary Retirement Income Plan (as Amended and Restated Effective January 1, 1999) (Exhibit 10(t) to TRW Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference).

*10(z)	TRW Inc. Key Executive Life Insurance Plan as amended and restated as of February 28, 2002.

*10(aa)	TRW Inc. Financial Counseling Program (Exhibit 10(w) to TRW Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference).

*10(bb)	BDM International, Inc. Defined Contribution Supplemental Executive Retirement Plan dated October 8, 1993 (Exhibit 10(y) to TRW Annual Report on Form 10-K for the year ended December 31, 2000, is incorporated herein by reference).

*10(cc)	Consulting Agreement dated October 25, 2001 between TRW Inc. and Philip A. Odeen.

*10(dd)	Consulting Agreement dated February 28, 2002 between TRW Inc. and Philip A. Odeen.

*10(ee)	Consulting Agreement dated September 18, 1997 between TRW Inc. and G. H. Heilmeier (Exhibit 10(b) to TRW Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-2384, is incorporated herein by reference).

*10(ff)	Amendment dated December 7, 1999 to Consulting Agreement dated September 18, 1997, between TRW Inc. and G.H. Heilmeier (Exhibit 10(w) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-2384, is incorporated herein by reference).

*10(gg)	Amendment dated February 21, 2001 to Consulting Agreement dated September 18, 1997, between TRW Inc. and G. H. Heilmeier (Exhibit 10(bb) to TRW Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-2384, is incorporated hereby by reference).

*10(hh)	Amended and Restated Employment Agreement by and between TRW Inc. and David M. Cote, dated as of February 21, 2001 (Exhibit 10(j) to TRW Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-2384, is incorporated herein by reference).

*10(ii)	Service Agreement among Lucas Limited, LucasVarity plc and John C. Plant dated April 17, 1997 (Exhibit 10(gg) to TRW Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-2384, is incorporated herein by reference).

*10(jj)	Letter Agreement dated May 13, 1998 between LucasVarity plc and John C. Plant (Exhibit 10(hh) to TRW Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-2384, is incorporated herein by reference).

*10(kk)	Amendment No. 1 to Service Agreement, dated February 15, 2000, between LucasVarity Limited and John C. Plant, including Change of Control Agreement dated February 15, 2000 as the Fourth Schedule thereto (Exhibit 10(ii) to TRW Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-2384, is incorporated herein by reference).

*10(ll)	Amendment No. 2 to Service Agreement, dated as of October 17, 2001, between and among LucasVarity Limited, TRW Inc. and John C. Plant, including letter dated October 17, 2001 from TRW Inc. to Mr. Plant as the Fifth Schedule thereto.

*10(mm)	Letter Agreement dated February 8, 2001 between TRW Inc. and Joseph T. Gorman (Exhibit 10(jj) to TRW Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-2384, is incorporated herein by reference).

*10(nn)	Consulting Agreement dated February 8, 2001 between TRW Inc. and Joseph T. Gorman (Exhibit 10(kk) to TRW Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-2384, is incorporated herein by reference).

*10(oo)	Form of 2001-2002 Strategic Incentive Program Grant.

*10(pp)	Form of 2001-2003 Strategic Incentive Program Grant.

*10(qq)	Form of 2002-2004 Strategic Incentive Program Grant.

10(rr)	Five-Year Credit Agreement dated as of January 25, 2000 among TRW Inc., the lenders party thereto, the Chase Manhattan Bank as Administrative Agent, Chase Manhattan International Limited as London Agent and Salomon Smith Barney Inc. as Syndication Agent (Exhibit 10(dd) to TRW Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-2384, is incorporated herein by reference).

10(ss)	364-Day Amended and Restated Credit Agreement dated as of January 22, 2002 among TRW Inc., the lenders party thereto, JPMorgan Chase Bank as Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent, Bank of America, N.A. and Barclays Bank plc as Co-Documentation Agents, and J.P. Morgan Securities, Inc. and Salomon Smith Barney Inc., as Joint-Lead Arrangers and Joint-Bookrunners.

10(tt)	Term Credit Agreement dated as of January 22, 2002 among TRW Inc., the lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, Salomon Smith Barney Inc., as Syndication Agent, Bank of America, N.A. and Barclays Bank plc, as Co-Documentation Agents, and J.P. Morgan Securities Inc. and Salomon Smith Barney Inc., as Joint-Lead Arrangers and Bookrunners.

10(uu)	Receivables Purchase Agreement dated as of November 20, 2001 among TRW Receivables Inc., as Seller, TRW Inc., as Servicer, Charta Corporation, Ciesco, L.P., Corporate Asset Funding Company, Inc., Corporate Receivables Corporation, and WCP Funding, Inc., as the Conduit Purchasers, the Financial Institutions from time to time party thereto, as Committed Purchasers and Managing Agents, and Citicorp North America, Inc., as Agent for the Conduit Purchasers and the Committed Purchasers.

10(vv)	Amendment No. 1 dated as of December 19, 2001 to Receivables Purchase Agreement dated November 20, 2001 among TRW Receivables Inc., as Seller, TRW Inc., as Servicer, Charta Corporation, Ciesco, L.P., Corporate Asset Funding Company, Inc., Corporate Receivables Corporation, and WCP Funding, Inc., as the Conduit Purchasers, Citibank, N.A. as Committed Purchaser and Managing Agent, and Citicorp North America, Inc., as Agent for the Conduit Purchasers and the Committed Purchasers.

12	Computation of Ratio of Earnings to Fixed Charges — Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-89133 on Form S-3 and No. 333-48443 on Form S-3).

13	Portions of the TRW Annual Report to Security Holders for the year ended December 31, 2001, incorporated herein by reference.

21	Subsidiaries of the Registrant.

23	Consent of Independent Auditors.

24	Powers of Attorney.

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

(b) Reports on Form 8-K

None.

(c) Exhibits

Certain Exhibits required by this portion of Item 14 are filed as a separate section of this report.

(d) Financial Statement Schedules

None required to be filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Inc.

Date: March 4, 2002

By	/s/ WILLIAM B. LAWRENCE

William B. Lawrence,
Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
P. A. ODEEN*	Non-Executive Chairman and Director	March 4, 2002
T. W. HANNEMANN*	Executive Vice President	March 4, 2002
J. C. PLANT*	Executive Vice President	March 4, 2002
R. H. SWAN*	Executive Vice President and Chief Financial Officer	March 4, 2002
T. A. CONNELL*	Vice President and Corporate Controller	March 4, 2002
M. H. ARMACOST*	Director	March 4, 2002
A. E. BARATZ*	Director	March 4, 2002
M. FELDSTEIN*	Director	March 4, 2002
K. W. FREEMAN*	Director	March 4, 2002
R. M. GATES*	Director	March 4, 2002
G. H. HEILMEIER*	Director	March 4, 2002
C. R. HOLLICK*	Director	March 4, 2002
K. N. HORN*	Director	March 4, 2002
H. V. KNICELY*	Director	March 4, 2002
D. B. LEWIS*	Director	March 4, 2002
L. M. MARTIN*	Director	March 4, 2002
G. L. SUMME*	Director	March 4, 2002

William B. Lawrence, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

March 4, 2002

*By	/s/ WILLIAM B. LAWRENCE

William B. Lawrence, Attorney-in-fact

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS

Shareholders and Directors,

TRW Inc.

We have audited the accompanying consolidated balance sheets of TRW Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and changes in shareholders’ investment for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TRW Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Cleveland, Ohio

January 22, 2002

F-1