Form 10-K405/A
period 2001-12-31
TRW INC
filed 2002-04-01
CIK 100030

SIGNATURES

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

As of February 22, 2002 there were 126,368,449 shares of TRW Common Stock, $0.625 par value, outstanding.

The following documents have been incorporated herein by reference to the extent indicated herein:

TRW Proxy Statement related to Annual Meeting of Shareholders to be held on April 24, 2002	Part III

TRW Annual Report to Security Holders for the year ended December 31, 2001	Parts I, II and IV

The Registrant hereby amends the signature page of its Annual Report on Form 10-K for the year ended December 31, 2001 solely for the purpose of indicating the capacity in which certain officers signed on behalf of the Registrant. Any information not expressly amended by this filing shall remain as set forth in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the Commission on March 4, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRW Inc.

Date: April 1, 2002

	By	/s/ WILLIAM B. LAWRENCE William B. Lawrence, Executive Vice President, General Counsel and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

P. A. ODEEN*	Non-Executive Chairman and Director

T. W. HANNEMANN*	Executive Vice President (Principal Executive Officer)

J. C. PLANT*	Executive Vice President (Principal Executive Officer)

R. H. SWAN*	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

T. A. CONNELL*	Vice President and Corporate Controller (Principal Accounting Officer)

M. H. ARMACOST*	Director

A. E. BARATZ*	Director

M. FELDSTEIN*	Director	April 1, 2002

K. W. FREEMAN*	Director

R. M. GATES*	Director

G. H. HEILMEIER*	Director

C. R. HOLLICK*	Director

K. N. HORN*	Director

H. V. KNICELY*	Director

D. B. LEWIS*	Director

L. M. MARTIN*	Director

G. L. SUMME*	Director

William B. Lawrence, by signing his name hereto, does hereby sign and execute this report on behalf of each of the above-named officers and Directors of TRW Inc., pursuant to a power of attorney executed by each of such officers and Directors and filed with the Securities and Exchange Commission as an exhibit to this report.

April 1, 2002

*By	/s/ WILLIAM B. LAWRENCE William B. Lawrence, Attorney-in-fact