Form 10-Q
period 2002-03-31
TRW INC
filed 2002-05-03
CIK 100030

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

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

Yes     X        No

As of April 30, 2002, there were 127,422,610 shares of
TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Operations (unaudited)
TRW Inc. and subsidiaries

	Quarter ended
	March 31

(In millions except per share data)	2002	2001

Sales	$4,082	$4,167

Cost of sales	3,482	3,566

Gross profit	600	601

Administrative and selling expenses	257	265

Research and development expenses	118	121

Interest expense	104	129

Amortization of intangible assets, and goodwill in 2001	6	32

Other (income) expense-net	(14)	(19)

Earnings before income taxes and extraordinary items	129	73

Income taxes	40	18

Earnings before extraordinary items	89	55

Extraordinary items (net of income taxes of $2 million)	2	-

Net earnings	$91	$55

Per share of common stock

Diluted earnings per share

Earnings before extraordinary items	$0.69	$0.44

Extraordinary items	0.02	-

Net earnings	0.71	0.44

Basic earnings per share

Earnings before extraordinary items	0.70	0.45

Extraordinary items	0.02	-

Net earnings	0.72	0.45

Dividends declared	0.00	0.00

Shares used in computing per share amounts

Diluted	127.6	124.9

Basic	126.2	123.8

Balance Sheets (unaudited)
TRW Inc. and subsidiaries

	March 31	December 31
(In millions)	2002	2001

Assets

Current assets
Cash and cash equivalents	$270	$240

Accounts receivable	1,744	1,596

Interest in securitized receivables	191	162

Inventories	802	763

Prepaid expenses	176	170

Deferred income taxes	252	231

Total current assets	3,435	3,162

Property, plant and equipment-on the basis of cost	8,272	8,266

Less accumulated depreciation and amortization	4,811	4,724

Total property, plant and equipment-net	3,461	3,542

Intangible assets	889	974

Less accumulated amortization	316	323

Intangible assets-net	573	651

Goodwill	3,352	3,160

Investments in affiliated companies	192	245

Other notes and accounts receivable	222	223

Other assets	403	590

Prepaid pension cost	2,863	2,871

	$14,501	$14,444

Liabilities and shareholders’ investment

Current liabilities
Short-term debt	$456	$115

Trade accounts payable	1,867	1,742

Current portion of long-term debt	459	724

Other current liabilities	2,063	2,177

Total current liabilities	4,845	4,758

Long-term debt	4,817	4,870

Long-term liabilities	1,952	1,944

Deferred income taxes	566	612

Minority interests in subsidiaries	74	74

Shareholders’ investment

Capital stock	79	79

Other capital	482	480

Retained earnings	2,553	2,468

Treasury shares-cost in excess of par value	(337)	(372)

Accumulated other comprehensive income(loss)	(530)	(469)

Total shareholders’ investment	2,247	2,186

	$14,501	$14,444

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

	Quarter ended
	March 31

(In millions)	2002	2001

Operating activities

Net earnings	$91	$55

Adjustments to reconcile net earnings to net cash provided by(used in) operating activities

Depreciation and amortization	163	200

Pension income	(59)	(61)

Net gain on sale of assets	(9)	(30)

Deferred income taxes	-	12

Other-net	21	21

Changes in assets and liabilities, net of effects of businesses acquired or divested

Accounts receivable, net	(232)	(153)

Accounts receivable securitized and sold	41	-

Inventories	(44)	14

Trade accounts payable	136	9

Prepaid expenses and other liabilities	(58)	(197)

Other-net	37	118

Net cash provided by(used in) operating activities	87	(12)

Investing activities

Capital expenditures including other intangibles	(108)	(167)

Net proceeds from sale of assets	10	66

Other-net	15	(54)

Net cash used in investing activities	(83)	(155)

Financing activities

Increase(decrease) in short-term debt	312	(299)

Proceeds from debt in excess of 90 days	263	626

Principal payments on debt in excess of 90 days	(543)	(125)

Dividends paid	(22)	(44)

Other-net	16	(3)

Net cash provided by financing activities	26	155

Effect of exchange rate changes on cash	-	13

Increase in cash and cash equivalents	30	1

Cash and cash equivalents at beginning of quarter	240	267

Cash and cash equivalents at end of quarter	$270	$268

Notes to Financial Statements
(unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Unsolicited Exchange Offer and Value Enhancement Plan

On February 21, 2002, Northrop Grumman Corporation (Northrop) made an unsolicited proposal to the Company to provide all of its shareholders with $47 in Northrop common stock for each share of TRW common stock to be received in a tax-free merger. On March 3, 2002, the Company issued a press release announcing that its Board of Directors, after careful consideration, including consultation with independent financial and legal advisors, unanimously determined that the proposal is financially inadequate and rejected the proposal. On March 4, 2002, Northrop commenced an exchange offer to acquire all of the Company’s outstanding capital stock for $47 per share of Northrop common stock, subject to a price collar. On March 13, 2002, the Company’s Board of Directors, after careful consideration, including a thorough review of the offer with independent financial and legal advisors, unanimously determined that the offer is financially inadequate and not in the best interests of the Company’s shareholders. On March 13, 2002, the Company announced that it intends to continue to pursue, with a target for completion within six to nine months, its plan to unlock value in the Company by reducing the amount of the Company’s indebtedness, including through the sale of the Aeronautical Systems business and then separating the Automotive business in a tax efficient manner. On April 15, 2002, Northrop revised its offer to provide that each outstanding share of TRW common stock may be exchanged for $53 of Northrop common stock, subject to a price collar. The revised offer is on the terms and subject to the conditions set forth in Northrop’s amended Schedule TO, dated April 15, 2002, and in the revised letter of transmittal, including a new condition which expressly conditions the revised offer on Northrop conducting due diligence and being reasonably satisfied with the outcome. On April 17, 2002, the Company’s Board of Directors, after careful consideration, including a thorough review of the offer with independent financial and legal advisors, unanimously (with one director absent) determined that Northrop’s revised offer is financially inadequate, highly conditional and not in the best interests of TRW shareholders. On April 17, 2002, in addition to continuing the execution of the Company’s value enhancement plan described above, the Company’s Board of Directors authorized management and its advisors to initiate a process to explore all strategic alternatives to create shareholder value at levels above Northrop’s revised offer.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

Current and Future Accounting Pronouncements

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement of Accounting Standards (SFAS) 141, “Business Combinations”, SFAS 142, “Goodwill and Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 141 requires that acquisitions entered into after June 30, 2001 be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. As a result of the Company’s analysis, only the value of assembled workforce of approximately $65 million was reclassified from intangible assets to goodwill at January 1, 2002.

SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized. Goodwill will be tested for impairment by comparing the asset’s fair value to the carrying value. Management has conducted preliminary valuations of its reporting units and will finalize the analysis in the second quarter. Based on the preliminary evaluation, the Company does not expect the final analysis to indicate a goodwill impairment. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments. Amounts in 2001 have not been restated in accordance with the statement.

The following table reflects the reconciliation of reported net earnings and earnings per share to the amounts adjusted for the exclusion of goodwill amortization.

	Quarter ended
	March 31

(In millions except per share data)	2002	2001

Net earnings

Reported earnings before extraordinary items	$89	$55

Add back: Goodwill amortization, net of tax	-	23

Extraordinary items, net of tax	2	-

Adjusted net earnings	$91	$78

Per share of common stock

Diluted:

Reported earnings before extraordinary items	$0.69	$0.44

Add back: Goodwill amortization, net of tax	-	0.18

Extraordinary items, net of tax	0.02	-

Adjusted net earnings	$0.71	$0.62

Basic:

Reported earnings before extraordinary items	$0.70	$0.45

Add back: Goodwill amortization, net of tax	-	0.18

Extraordinary items, net of tax	0.02	-

Adjusted net earnings	$0.72	$0.63

Estimated amortization expense for intangible assets as of March 31, 2002 for each of the five succeeding fiscal years is as follows (all amounts are in millions): 2002-$26, 2003-$25, 2004-$22, 2005-$21, 2006-$21.

SFAS 143, “Accounting for Asset Retirement Obligations”, requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company’s legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development or through the normal operation of a long-lived asset. The statement is effective for the Company beginning

January 1, 2003. Management has evaluated the impact of SFAS 143 and believes that its adoption should not have a material effect on the Company’s financial position or results of operations.

SFAS 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

Other (Income)Expense-Net

	Quarter ended
	March 31

(In millions)	2002	2001

Net gain on sale of assets	$(9)	$(30)

Miscellaneous other (income)expense	(5)	11

	$(14)	$(19)

The net gain on sale of assets in 2002 resulted from the sale of RF Micro Devices, Inc. (RFMD) common stock and in 2001 from the sale of certain non-core assets.

Operating Segments

	Quarter ended
	March 31

(In millions)	2002	2001

Sales

Automotive	$2,571	$2,629

Systems	778	789

Space & Electronics	501	484

Aeronautical Systems	232	265

Sales	$4,082	$4,167

Profit before taxes

Automotive	$113	$98

Systems	56	48

Space & Electronics	44	34

Aeronautical Systems	17	29

Profit before taxes	230	209

Corporate expense and other	(26)	(40)

Financing cost	(106)	(130)

Net employee benefits income	31	34

Earnings before income taxes and extraordinary items	$129	$73

Goodwill amortization included in each segment in 2001 was $16 million for Automotive, $4 million for Systems, $1 million for Space & Electronics and $5 million for Aeronautical Systems.

Restructurings

Automotive

Severance costs and plant closing accruals related to restructuring plans including reorganizing and downsizing operations were $145 million at December 31, 2001. In the first quarter of 2002, additional charges of $3 million before tax were recorded primarily in cost of sales for severance costs. For the three months ended March 31, 2002, $29 million was used for severance payments and costs related to the consolidation of certain facilities. During the first quarter, a further reduction of 650 employees, relating to these programs, was achieved. The majority of the remaining balance of $119 million is expected to be used by the end of 2002.

Aeronautical Systems

The Company is continuing to implement cost reduction measures as a result of decreased demand for its commercial aviation equipment and services. At December 31, 2001, restructuring charges of approximately $22 million had been recorded for severance and other costs. During the first quarter of 2002, $2 million was used to pay severance costs. Employee headcount has been reduced by over 600 since the start of the program in the fourth quarter of 2001. The balance of $20 million is expected to be used by the end of 2002.

Corporate

During 2001, the Company announced restructuring actions to reduce employee headcount and related costs. The Company had restructuring reserves of $10 million for severance and related costs at December 31, 2001, of which $4 million was used in the first quarter 2002. The balance of $6 million is expected to be used by the end of 2002.

Intersegment sales

	Quarter ended
	March 31

(In millions)	2002	2001

Automotive	$-	$1

Systems	41	42

Space & Electronics	6	15

Aeronautical Systems	-	-

Inventories

	March 31	December 31
(In millions)	2002	2001

Finished products and work in process	$504	$479

Raw materials and supplies	298	284

	$802	$763

Accounts Receivables Securitized and Sold

During the fourth quarter of 2001, the Company established a $350 million accounts receivable securitization program. Under this program, the Company sells accounts receivables to a wholly owned, fully consolidated, bankruptcy remote, special purpose subsidiary, TRW Receivables Inc.

The outstanding balance of receivables sold to the special purpose subsidiary at March 31, 2002 was $514 million compared to $489 million at December 31, 2001. The undivided interest in the receivables portfolio sold to the financial conduits at March 31, 2002 was $323 million compared to $327 million at December 31, 2001. The loss on sale for the first quarter of 2002 was $2 million and was recorded in other (income)expense-net.

The table below summarizes certain cash flows of the special purpose subsidiary for the three months ended March 31, 2002:

(In millions)
Average monthly proceeds from receivables securitization	$302

Proceeds from receivables securitization	907

During the first quarter of 2002, the Company entered into an additional agreement with a separate financial institution to sell receivables from certain of its foreign subsidiaries. The Company will continue to service and collect the receivables on behalf of the financial institution. The balance of the accounts receivables sold to the financial institution, under this agreement, amounted to approximately $45 million at March 31, 2002.

These transactions are accounted for as a sale of the receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Financial Instruments

At March 31, 2002, the Company had hedging relationships designated as cash flow hedges, which were as follows:

Foreign currency forward contracts – The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts and, to a lesser extent, purchased currency options to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered to be perfectly effective to offset the changes in fair value of cash flows from the hedged transactions. Gains or losses on these instruments, which mature at various dates through April 2007, are generally recorded in other comprehensive income(loss) until the underlying transaction is recognized in net earnings. The earnings impact is reported in either sales, cost of sales, or other (income)expense-net, to match the underlying transaction.

In addition, the Company enters into certain foreign currency forward contracts that are not treated as hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” to hedge recognized foreign currency transactions. Gains and losses on these contracts are recorded in net earnings and are substantially offset by the earnings effect of the revaluation of the underlying foreign currency denominated transaction.

At March 31, 2002, the Company had foreign currency forward contracts outstanding with a notional amount of $1.8 billion, denominated principally in the U.S. dollar, the euro, and the British pound. Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and the Company anticipates that these financial institutions will satisfy their obligations under the contracts.

Interest rate swap agreements – The Company enters into interest rate swaps to manage the risks and costs associated with its financing activities. The net payments or receipts under the agreements are recognized as an adjustment to interest expense. At March 31, 2002, the Company had $100 million notional principal amount of interest rate swaps outstanding that converted a portion of its variable rate debt to a fixed rate through August 2005. The interest rate swaps have a fair market value loss of $8 million at March 31, 2002.

Forward share sale agreements – The Company hedges certain equity investments in publicly traded companies. These instruments protect the forecasted cash flows resulting from the sale of shares in the Company’s investments in RFMD and Applera Corporation – Celera Genomics Group (Celera). The fair market value of these hedges as of March 31, 2002 was a $154 million gain.

Debt and Credit Agreements

The Company amended and restated the revolving credit agreement that expired on January 22, 2002 in a reduced aggregate amount of $1.25 billion with 20 banks and established a new expiration date of January 21, 2003. The Company has an option to extend the maturity of outstanding borrowings at that time to January 21, 2004. The Company also refinanced $250 million of commercial paper borrowings by entering into a term loan agreement with 10 banks due January 25, 2005. The interest rate under the agreements is either the prime rate or a rate based on London Interbank Offered Rate (LIBOR), at the option of the Company.

The Company repaid $300 million of medium-term notes that matured during the first quarter of 2002. Interest on the notes was based on three-month LIBOR. A subsidiary of the Company also completed an unsolicited repurchase of £5.4 million of its 10.875 percent bonds due 2020. The repurchase resulted in an extraordinary gain of $2 million after taxes, or $0.02 per share.

Earnings Per Share

	Quarter ended
	March 31

(In millions except per share data)	2002	2001

Numerator

Earnings before extraordinary items	$88.6	$55.5

Extraordinary items	2.5	-

Net earnings	91.1	55.5

Preferred stock dividends	0.2	0.2

Numerator for basic earnings per share—net earnings available to common shareholders	90.9	55.3

Effect of dilutive securities

Preferred stock dividends	0.2	0.2

Numerator for diluted earnings per share—net earnings available to common shareholders	$91.1	$55.5

Denominator

Denominator for basic earnings per share— weighted-average common shares	126.2	123.8

Effect of dilutive securities

Convertible preferred stock	0.7	0.7

Employee stock options	0.7	0.4

Dilutive potential common shares	1.4	1.1

Denominator for diluted earnings per share— adjusted weighted-average shares after assumed conversions	127.6	124.9

Earnings Per Share

Basic:

Earnings before extraordinary items	$0.70	$0.45

Extraordinary items	0.02	-

Net earnings	0.72	0.45

Diluted:

Earnings before extraordinary items	0.69	0.44

Extraordinary items	0.02	-

Net earnings	0.71	0.44

Supplemental Cash Flow Information

	Quarter ended
	March 31

(In millions)	2002	2001

Interest paid (net of amount capitalized)	$58	$65

Income taxes paid (net of refunds)	37	16

Comprehensive Income (Loss)

The components of comprehensive income(loss), net of related tax, for the first quarter of 2002 and 2001 are as follows:

	Quarter ended
	March 31

(In millions)	2002	2001

Net earnings	$91	$55

Foreign currency exchange loss	(32)	(119)

Unrealized loss on securities	(29)	(241)

Unrealized loss on cash flow hedges	–	(31)

Comprehensive income(loss)	$30	$(336)

The components of accumulated other comprehensive income(loss), net of tax, at March 31, 2002 and December 31, 2001 are as follows:

	March 31	December 31
(In millions)	2002	2001

Foreign currency exchange loss	$(556)	$(524)

Unrealized gain on securities	89	118

Unrealized loss on cash flow hedges	(2)	(2)

Minimum pension liability adjustments	(61)	(61)

Accumulated other comprehensive income(loss)	$(530)	$(469)

Contingencies

Various claims, lawsuits and administrative proceedings with respect to commercial, product liability and environmental matters are pending or threatened against the Company or its subsidiaries, arising from the ordinary course of business.

Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at March 31, 2002, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial position.

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

In October 2000, Kelsey-Hayes Company (formerly known as Fruehauf Corporation) was served with a grand jury subpoena relating to a criminal investigation being conducted by the U.S. Attorney for the Southern District of Illinois. The U.S. Attorney has informed the Company that the investigation relates to possible wrongdoing by Kelsey-Hayes Company and others involving certain loans made by Kelsey-Hayes Company’s then parent corporation to Fruehauf Trailer Corporation, the handling of the trailing liabilities of Fruehauf Corporation and actions in connection with the 1996 bankruptcy of Fruehauf Trailer Corporation. Kelsey-Hayes Company became a wholly owned subsidiary of TRW upon TRW’s acquisition of LucasVarity in 1999. The Company is cooperating with the investigation and is unable to predict the outcome of the investigation at this time.

Taking into account established reserves, management believes that the ultimate resolution of each of the foregoing matters will not have a material effect on the Company’s financial condition or results of operations. The resolution of one or more of such matters may have a material effect on cash flow for the period in which such matters are resolved.

Independent Accountants’ Review Report

Audit Committee of the
Board of Directors
TRW Inc.

We have reviewed the accompanying unaudited balance sheet of TRW Inc. and subsidiaries as of March 31, 2002, and the related unaudited statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001, included in the
Form 10-Q of TRW Inc. for the quarterly period ended March 31, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TRW Inc. as of December 31, 2001, and the related statements of operations, cash flows, and changes in shareholders’ investment for the year then ended (not presented herein), and in our report dated January 22, 2002, we expressed an unqualified opinion on those financial statements. Those financial statements and our report on them are included in the Form 10-K of TRW Inc. for the year ended December 31, 2001. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
April 17, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Quarter ended
	March 31

				Percent
(In millions except per share data)	2002	2001	Change	Inc (Dec)

Sales	$4,082	$4,167	$(85)	(2%)

Profit before taxes	230	209	21	10%

Earnings before extraordinary items	89	55	34	60%

Net earnings	91	55	36	64%

Diluted earnings per share:

Before extraordinary items	0.69	0.44	0.25	57%

Net earnings	0.71	0.44	0.27	61%

Effective tax rate before extraordinary items	31.4%	24.0%

Sales in the first quarter of 2002 decreased 2 percent compared to the first quarter of 2001. Increased volume in Automotive of $46 million was partially offset by reduced volume in Aeronautical Systems of $27 million. This increase in volume was more than offset by the effect of foreign currency exchange of $55 million, the reduction in sales from divestitures in 2001 of $29 million and lower pricing of $27 million. Sales in the defense businesses increased slightly as growth from new programs more than offset the absence of programs that were completed or nearing completion.

Net earnings and diluted earnings per share for the first quarter of 2002 were $91 million after tax, or $0.71 per share, compared to $55 million after tax, or $0.44 per share, in 2001. In 2002, the Company recorded, as extraordinary items, gains on the early extinguishment of debt of $2 million after tax, or $0.02 per share. The Company adopted Financial Accounting Standard Board Statement of Financial Accounting Standards (SFAS) 142 January 1, 2002. Adjusting first quarter of 2001 for the effect of the adoption would have increased net earnings for 2001 by $23 million, or $0.18 per share.

Unusual items in the first quarter of 2002 negatively impacted net earnings by $3 million, or $0.02 per share. Unusual items included an after tax gain on the sales of RF Micro Devices, Inc. (RFMD) common stock of approximately $5 million, offset by an impairment of an investment and restructuring charges of $4 million after tax, and a charge related to defense of the unsolicited exchange offer of $4 million after tax. Unusual items for the first quarter of 2001 included gains from asset sales of approximately $31 million after tax, which were partially offset by restructuring charges of $27 million after tax, for a net increase of $4 million, or $0.03 per share.

Although sales for the first quarter of 2002 declined $85 million from the first quarter of 2001, gross profit in 2002 of $600 million remained essentially unchanged, compared to $601 million in 2001. Lower pricing of $27 million, the effects of decreased volume and unfavorable product mix of $20 million, foreign currency exchange of $11 million and divestitures of $7 million, were offset by net cost reductions of $48 million and lower restructuring charges of $17 million, as compared to the prior year quarter. In addition, net pension income from an overfunded pension plan added $59 million and $61 million to gross profit in the first quarter of 2002 and 2001, respectively. Gross profit margin increased to 14.7 percent for the first quarter of 2002, compared to 14.4 percent in the first quarter of 2001. Excluding unusual items, gross profit margin would have been 14.8 percent and 14.9 percent for the first quarters of 2002 and 2001, respectively.

Administrative and selling expenses of $257 million in the first quarter of 2002 decreased $8 million compared to $265 million for the first quarter of 2001. A reduction in unusual items related to restructuring charges of $17 million was partially offset by increased expenditures on reimbursable governmental contracts of $8 million.

Research and development expenses of $118 million in the first quarter of 2002 decreased $3 million compared to the first quarter of 2001. The reduction was primarily due to a decrease in spending in Automotive of $4 million.

As a result of lower average debt outstanding and lower short-term interest rates in the United States, interest expense in the first quarter of 2002 decreased $25 million to $104 million compared to the first quarter of 2001 of $129 million.

Amortization of intangible assets and goodwill of $6 million in the first quarter of 2002 decreased $26 million compared to $32 million in the first quarter of 2001 as a result of the adoption of SFAS 142, January 1, 2002, whereby the Company no longer amortizes goodwill.

Other (income)expense-net was income of $14 million in the first quarter of 2002 compared to $19 million in 2001. Included in 2002 was the gain on sales of shares of RFMD common stock of $9 million and net gains on certain non-core assets in 2001 of $30 million.

The effective income tax rate before extraordinary items was 31.4 percent in the first quarter of 2002 compared to 24 percent in the first quarter of 2001. Excluding unusual items, the effective income tax rate would have been 31.2 percent and 36 percent in the first quarter of 2002 and 2001, respectively. The effective income tax rate for first quarter of 2002 was reduced primarily by the adoption of SFAS 142 resulting in the elimination of the amortization of nondeductible goodwill.

Results of Segments

Automotive

	Quarter ended
	March 31

				Percent
(In millions)	2002	2001	Change	Inc (Dec)

Sales	$2,571	$2,629	$(58)	(2%)

Profit before taxes	113	98	15	16%

Unusual items-income (expense) included in profit before taxes	(6)	(5)	(1)

Sales of $2,571 million for the first quarter of 2002 decreased 2 percent compared to $2,629 million in the first quarter of 2001. As a result of higher production in North America, which was partly offset by decreases in Europe, volume increased $46 million in 2002 compared to 2001. The increase was more than offset by the effect of foreign currency exchange of $49 million, the effects of divestitures of $29 million and lower pricing of $27 million.

Profit before taxes for the first quarter of 2002 increased $15 million, or 16 percent compared to the first quarter of 2001. Excluding the effect of adopting SFAS 142 and unusual items, 2002 profit before taxes was equal to 2001. Unusual items in the first quarter of 2002, which consisted of restructuring charges and a write-down of an investment, negatively impacted profit before taxes by $6 million. Unusual items for the first quarter of 2001 negatively impacted profit before taxes by $5 million and included restructuring charges of $31 million, offset by gains on asset sales of $26 million. The segment’s cost reduction initiatives, including restructuring, resulted in net cost reductions of $45 million in the first quarter of 2002 compared to the first quarter of 2001. These cost savings were offset in part by lower pricing of $27 million, the net effect of increased volume and unfavorable product mix of $8 million and the effect of foreign currency exchange of $7 million.

Severance costs and plant closing accruals related to restructuring plans including reorganizing and downsizing operations were $145 million at December 31, 2001. In the first quarter of 2002, additional charges of $3 million before tax were recorded primarily in cost of sales for severance costs. For the three months ended March 31, 2002, $29 million was used for severance payments and costs related to the consolidation of certain facilities. During the first quarter, a further reduction of 650 employees, relating to these programs, was achieved. The majority of the remaining balance of $119 million is expected to be used by the end of 2002.

Systems

	Quarter ended
	March 31

				Percent
(In millions)	2002	2001	Change	Inc (Dec)

Sales	$778	$789	$(11)	(1%)

Profit before taxes	56	48	8	16%

Unusual items-income (expense) included in profit before taxes	—	—	—

Sales of $778 million for the first quarter of 2002 decreased $11 million, or 1 percent compared to $789 million in the first quarter of 2001. Higher volume on new business and from existing programs of $49 million was more than offset by lower volume on contracts nearing completion or completed of $60 million, primarily due to the successful completion of the U.S. Census and the TRW Environmental Safety Systems programs in the first quarter of 2001.

Profit before taxes for the first quarter of 2002 increased $8 million, or 16 percent compared to the first quarter of 2001. Excluding the effect of adopting SFAS 142, 2002 profit before taxes increased $4 million when compared to 2001. The $4 million, or 7 percent, increase in profit before taxes reflects improved program performance.

Space & Electronics

	Quarter ended
	March 31

				Percent
(In millions)	2002	2001	Change	Inc (Dec)

Sales	$501	$484	$17	4%

Profit before taxes	44	34	10	28%

Unusual items-income (expense) included in profit before taxes	9	—	9

Sales of $501 million increased $17 million, or 4 percent for the first quarter of 2002 compared to the first quarter of 2001. This increase was primarily due to higher volume on existing programs, including the Advanced Extremely High Frequency (AEHF) program and the F-22 program, of $80 million. This increase was offset by a decline of approximately $62 million from the effect of contracts winding down or terminated, primarily Astrolink.

Profit before taxes for the first quarter of 2002 of $44 million increased $10 million, or 28 percent compared to $34 million in the first quarter of 2001. Adjusting for the effect of adopting SFAS 142, profit before taxes in 2001 would have been $35 million. Excluding the unusual item of $9 million in the first quarter of 2002, consisting of gains on the sales of shares of RFMD common stock, profit before taxes remained level with the first quarter of 2001. Profit before taxes in the first quarter of 2002 was positively affected by new and existing programs of $16 million and reduced equity losses of $9 million, offset by increased costs associated with the commercialization of defense technologies of $12 million and lower volumes on contracts winding down or terminated of $14 million.

Aeronautical Systems

	Quarter ended
	March 31

				Percent
(In millions)	2002	2001	Change	Inc (Dec)

Sales	$232	$265	$(33)	(12%)

Profit before taxes	17	29	(12)	(43%)

Unusual items-income (expense) included in profit before taxes	—	4	(4)

Impacted by a decline in demand within the commercial aircraft industry following the events of September 11, first quarter of 2002 sales decreased $33 million, or 12 percent compared to the first quarter of 2001. The decrease in sales resulted from lower volume of $27 million and the effect of foreign currency exchange of $6 million.

Profit before taxes in the first quarter of 2002 declined $12 million compared to the first quarter of 2001. Excluding the effect of the adoption of SFAS 142 and an unusual item resulting in a 2001 gain on sale of an asset of $4 million, profit before taxes declined $13 million, when compared to the prior year. The decline was driven by lower volume and unfavorable product mix of $13 million.

The Company is continuing to implement cost reduction measures as a result of decreased demand for its commercial aviation equipment and services. At December 31, 2001, the segment had restructuring reserves of approximately $22 million for severance and other costs. During the first quarter of 2002, $2 million was used to pay severance costs. Employee headcount has been reduced by over 600 since the start of the program in the fourth quarter of 2001. The balance of $20 million is expected to be used by the end of 2002.

Corporate and Other

Costs included in corporate expense and other declined $14 million, primarily as a result of reduced headcount and related costs resulting from the 2001 corporate restructuring. Unusual items of approximately $6 million related to defense costs associated with the unsolicited exchange offer in the first quarter of 2002 and approximately $6 million of restructuring charges, primarily for severance, in the first quarter of 2001, were recorded.

Liquidity and Financial Position

In the first quarter of 2002, operating activities of $87 million, an increase in debt of $32 million, other items of $31 million and proceeds from the sale of assets of $10 million were used primarily for capital expenditures of $108 million and dividend payments of $22 million. As a result, cash and cash equivalents increased $30 million. In the first quarter of 2001, an increase in debt of $202 million, proceeds from the sale of assets of $66 million were used primarily for capital expenditures of $167 million, dividend payments of $44 million, other items of $44 million and operating activities of $12 million. As a result, cash and cash equivalents increased $1 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt, less cash and cash equivalents) was $5.5 billion at March 31, 2002 and at December 31, 2001. The ratio of net debt to total capital (net debt, minority interests and shareholders’ investment) was 70 percent at March 31, 2002 and 71 percent at December 31, 2001. The percentage of fixed rate debt to total debt was 85 percent at the end of the first quarter 2002 and at December 31, 2001.

At March 31, 2002, short-term debt was $456 million, an increase of $341 million since December 31, 2001. The increase in short-term debt was principally due to the repayment of $300 million of medium-term notes that matured during the first quarter. This repayment was funded through the issuance of commercial paper in the U.S.

Commercial paper borrowings outstanding at March 31, 2002 totaled $375 million with an average cost of 2.7 percent and maturities within one month. Following the announcement by Northrop Grumman Corporation of its unsolicited proposal to acquire all of the common stock of the Company, the credit ratings of the Company’s debt were placed on watch with negative implications by Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. These actions have increased the cost of borrowing and decreased the availability of commercial paper with maturities longer than one month to the Company.

The Company amended and restated the $1.8 billion revolving credit agreement that expired on January 22, 2002 in a reduced aggregate amount of $1.25 billion with 20 banks. This agreement will expire January 21, 2003. The Company has an option to extend the maturity of outstanding borrowings at that time to January 21, 2004. The Company continues to maintain an additional revolving credit agreement in an amount of $1 billion that will expire in January 2005. Both of the revolving credit agreements provide an alternative source of liquidity and backup support for commercial paper and other short-term borrowings. There were no borrowings outstanding under the Company’s revolving credit agreements at March 31, 2002. The Company is in compliance with the covenants contained in these agreements.

During the first quarter, the Company supplemented its accounts receivable securitization activities in the U.S. with the sale of accounts receivable in certain of its foreign subsidiaries. At March 31, 2002, the aggregate amount of funds provided by accounts receivables securitized and sold was $368 million, an increase of $41 million since December 31, 2001. These transactions are accounted for as a sale of the receivables and reduce the amount of short-term debt reported by the Company.

Long-term debt (including the current portion of long-term debt) at March 31, 2002 was $5.3 billion, a decrease of $0.3 billion since December 31, 2001. This decrease was principally due to the repayment of $300 million of maturing medium-term notes in March. During the first quarter, the Company refinanced $250 million of commercial paper borrowings by entering into a term loan agreement with 10 banks due January 25, 2005. The interest rate under the agreement is either the prime rate or a rate based on London Interbank Offered Rate (LIBOR), at the option of the Company.

At March 31, 2002, $100 million of short-term obligations were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its revolving credit agreements.

The Company has $1.2 billion available under its universal shelf registration statement for issuance of securities.

At March 31, 2002, the Company had a working capital deficiency of approximately $1.4 billion due to effective working capital management and debt maturing within one year, combined with the sale of accounts receivable and the accounts receivable securitization programs. Management believes that sufficient resources from funds generated by operations, dispositions and existing borrowing capacity are available to maintain liquidity.

Other Matters

See also the Unsolicited Exchange Offer and Value Enhancement Plan and Contingencies Notes to Financial Statements for discussion of certain other matters.

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

Shareholders should be aware that the preparation of any such forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company’s control. Further, the Company’s results could be affected by the ability to obtain new contract awards; the level of defense funding by the government and the termination of existing government contracts; pricing pressures from customers; moderation or decline in the automobile build rate; changes in consumer debt levels; work stoppages; unanticipated downturn in the financial condition of, or business relationships with customers or suppliers; the ability to reduce the level of outstanding debt from cash flow from operations and the proceeds from asset dispositions; a credit rating downgrade; increase in interest rates; customer recall and warranty claims; product liability and litigation issues; changes to the regulatory environment regarding automotive safety; the introduction of competing products or technology by competitors; the ability to attract and retain skilled employees with high-level technical competencies; the financial results of companies in which we have made technology investments; the availability of funding for research and development; economic, regulatory and political domestic and international conditions; fluctuations in currency exchange rates; and the impact of additional terrorist attacks, which could result in reduced automotive production, disruptions to the transportation system, or significant and prolonged disruption to air travel. In addition, there can be no assurance: (i) that an agreement relating to any investment in the Company, or relating to any sale or other distribution of all or a part of the Company’s operating businesses will be reached, or that if an agreement is reached, that the transactions contemplated by such agreement will be consummated; (ii) that the Company will spin off the Automotive business or that such spin-off will be complete by the end of the fourth quarter 2002; (iii) that the Company will be successful in reducing the amount of its indebtedness, or that the methods described for debt reduction will be utilized; (iv) as to the amount by which debt will be reduced; (v) that the Company’s strategy will deliver any particular level of value to TRW shareholders; (vi) that defense spending will rise and research, development, test and evaluation budgets will increase; (vii) that the commercial aerospace industry will stabilize; (viii) that North American 2002 light vehicle production will increase from 2001 levels; (ix) that 2002 earnings per share estimates will be met or exceeded; (x) with respect to the expected amounts of the Company’s operating cash flows in 2002, that such amounts will be utilized to reduce the amount of the Company’s indebtedness; (xi) with respect to the amounts that will be realized, if any, by the Company from divestitures; (xii) with respect to the amount of sales, earnings per share or cash flow that will be realized by the Company in 2002; and (xiii) that the Company’s costs will decrease in 2002. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. The above list of important factors is not exclusive.

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

Based on the Company’s interest rate exposure on variable rate borrowings at March 31, 2002, a one-percentage-point increase in the average interest rate on the Company’s variable rate borrowings would increase future interest expense by approximately $1 million per month.

Based on the Company’s exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at March 31, 2002, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a $122 million loss in fair value.

The Company’s sensitivity analyses of the effects of changes in interest rates and foreign currency exchange rates do not reflect the effect of such changes on the related hedged transactions or on other operating transactions. The analyses also do not factor in a potential change in the level of variable rate borrowings or derivative instruments outstanding that could take place if these hypothetical conditions prevailed.

Management believes the Company’s current financial position and financing arrangements allow flexibility in worldwide financing activities and permit the Company to respond to changing conditions in credit markets. Management believes that funds generated from operations, divestitures and existing borrowing capacity are adequate to fund debt service requirements, capital expenditures, working capital including tax requirements, company-sponsored research and development programs and dividend payments to shareholders. The Company’s ability to continue to fund these items and continue to reduce debt may be affected by a number of factors, including the effect of general economic conditions on the Company’s business, the ability to dispose of assets and the cost of warranty, recall and litigation claims.

Refer to the Financial Instruments Note to Financial Statements for further discussion of derivative instruments as of March 31, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as described below, there have been no material developments in legal proceedings involving TRW or its subsidiaries since those reported in TRW’s Annual Report on Form 10-K for the year ended December 31, 2001, as amended.

On March 4, 2002, Northrop filed a lawsuit in the United States District Court for the Northern District of Ohio against TRW, the Attorney General of Ohio, and the Director of Ohio’s Department of Commerce. The lawsuit, which was filed in conjunction with Northrop’s exchange offer, challenges the constitutionality of Ohio’s Control Share Acquisition Statute, Merger Moratorium Statute, and Control Bid Statute. The complaint seeks declaratory and injunctive relief, as well as costs of the suit. Northrop moved for a preliminary injunction against enforcement and application of the Control Share Acquisition Statute and the Merger Moratorium Statute, and asked that such injunction issue before April 22, 2002, the then scheduled date for the Control Share Acquisition shareholder meeting. The District Court denied Northrop’s motion, concluding that there was no need to hold a hearing or decide the issue before the meeting. On April 23, 2002, Northrop filed an appeal in the United States Court of Appeals for the Sixth Circuit from the denial of the preliminary injunction motion. That appeal is currently pending. A hearing on the merits of the lawsuit has not yet been held.

On February 22 and 25, 2002, respectively, two putative class action lawsuits were filed against TRW on behalf of a proposed class of TRW shareholders in Common Pleas Court, Cuyahoga County, Ohio. On March 5, 2002, a putative class action lawsuit was filed against TRW on behalf of a proposed class of TRW shareholders in the United States District Court for the Northern District of Ohio and an amended complaint was filed on March 27, 2002. All three lawsuits allege that TRW’s Board of Directors breached its fiduciary duties by failing to adequately consider Northrop’s offer. The lawsuits seek damages, costs, and injunctive relief requiring the Board of Directors to negotiate with Northrop and/or seek out and evaluate other value-maximizing alternatives. Additionally, the suit filed in the United States District Court alleges that Ohio’s Control Share Acquisition Statute and Merger Moratorium Statute are unconstitutional and that their enforcement should be enjoined.

On March 13, 2002, Lucas Western Inc., a wholly owned subsidiary of the Company, received written notice from the New York State Department of Environmental Conservation (DEC) that certain alleged violations of the Environmental Conservation Law of New York State by the Company’s Utica facility had been referred for enforcement action. The alleged violations include discharge of pollutants to waters of the State without a permit and the discharge of material to the waters of the State in contravention of established water quality standards. The DEC is seeking payment of a penalty as well as a compliance plan for the elimination of such alleged discharges, including confirmatory sampling and sampling of any sediments and soil excavated during removal of the discharge. The Company believes the ultimate resolution of this matter will not have a material effect on the Company’s financial condition or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	10	Letter agreement dated March 18, 2002 between TRW Inc. and Philip A. Odeen related to deferral of compensation pursuant to Consulting Agreement dated February 28, 2002

	15	Letter re: Unaudited Financial Information

99	Computation of Ratio of Earnings to Fixed Charges – Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-89133 on Form S-3 and No. 333-48443 on Form S-3)

(b)	Reports on Form 8-K:

Current Report on Form 8-K, dated January 31, 2002, regarding revised segment reporting format and the results of operations for the first three quarters of 2001 based on the Company’s revised segment reporting format.

Current Report on Form 8-K, dated February 20, 2002, regarding the resignation of David M. Cote as Chairman, President and Chief Executive Officer.

Current Report on Form 8-K, dated February 22, 2002, regarding receipt from Northrop Grumman Corporation of an unsolicited proposal of $47 in Northrop Grumman common stock for each share of TRW common stock.

Current Report on Form 8-K, dated February 27, 2002, regarding letter sent to Northrop Grumman Corporation.

Current Report on Form 8-K, dated March 4, 2002, regarding TRW’s Board of Directors’ unanimous determination to reject Northrop Grumman’s proposal set forth in its letter dated February 21, 2002 to acquire all of the outstanding shares of TRW for $47 per share on Northrop common stock.

Current Report on Form 8-K, dated March 4, 2002, regarding the commencement of Northrop Grumman’s unsolicited exchange offer.

Current Report on Form 8-K, dated March 13, 2002, regarding TRW’s Board of Directors’ recommendation with respect to Northrop Grumman’s exchange offer and the calling of a special meeting of shareholders for the purpose of voting on the proposed control share acquisition.

Current Report on Form 8-K, dated March 13, 2002, regarding a below market “mini tender” offer commenced by TRC Capital Corporation for up to 4,250,000 shares of common stock of TRW Inc.

Current Report on Form 8-K, dated March 25, 2002, regarding TRW’s Board of Directors’ recommendation that TRW shareholders vote against the shareholder proposals that Northrop Grumman intends to submit for approval at TRW’s Annual Meeting of Shareholders on April 24, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Inc.

Date: May 3, 2002	By: /s/ William B. Lawrence
William B. Lawrence Executive Vice President, General Counsel and Secretary

By: /s/ Robert H. Swan Robert H. Swan Executive Vice President and Chief Financial Officer