Form 10-Q
period 2002-06-30
TRW INC
filed 2002-08-13
CIK 100030

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes     X        No

As of August 9, 2002, there were 128,620,093 shares of
TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-10(A) Amend #2 to Receivables Purchase Agrmt
EX-10(D) Master Agreement of Purchase of Sale
EX-10(E) Employment Continuation Agreement DCP
EX-15 Letter Re: Unaudited Financial Information
EX-99(A) Comput. Ratio of Earnings/Fixed Charges
EX-99(B) 906 Certification of Timothy W. Hannemann
EX-99(C) 906 Certification of John C. Plant
EX-99(D) 906 Certification of Robert H. Swan

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Operations (unaudited)
TRW Inc. and subsidiaries

	Quarter ended		Six months ended
	June 30		June 30

(In millions except per share data)	2002	2001	2002	2001

Sales	$4,269	$4,006	$8,119	$7,908
Cost of sales	3,665	3,476	6,999	6,875

Gross profit	604	530	1,120	1,033

Administrative and selling expenses	219	226	426	443
Research and development expenses	100	93	193	193
Interest expense	102	122	205	251
Amortization of intangible assets and goodwill in 2001	5	24	8	48
Other (income)expense-net	(14)	62	(18)	48

Earnings from continuing operations before income taxes and extraordinary items	192	3	306	50
Income taxes	68	21	104	30

Earnings(loss) from continuing operations before extraordinary items	124	(18)	202	20
Discontinued operations, net of income taxes	(683)	21	(672)	38

Earnings(loss) before extraordinary items	(559)	3	(470)	58
Extraordinary items, net of income taxes	—	—	2	—

Net earnings(loss)	$(559)	$3	$(468)	$58

Per share of common stock
Diluted earnings per share
Earnings(loss) from continuing operations before extraordinary items	$0.98	$(0.15)	$1.59	$0.17
Discontinued operations	(5.36)	0.17	(5.30)	0.30
Extraordinary items	—	—	0.02	—

Net earnings(loss)	$(4.38)	$0.02	$(3.69)	$0.47

Basic earnings per share
Earnings(loss) from continuing operations before extraordinary items	$0.98	$(0.15)	$1.59	$0.17
Discontinued operations	(5.36)	0.17	(5.30)	0.30
Extraordinary items	—	—	0.02	—

Net earnings(loss)	$(4.38)	$0.02	$(3.69)	$0.47

Dividends declared	$0.175	$0.35	$0.175	$0.35

Shares used in computing per share amounts
Diluted	127.5	125.6	126.8	125.2
Basic	127.5	124.5	126.8	124.1

Balance Sheets (unaudited)
TRW Inc. and subsidiaries

	June 30	December 31
(In millions)	2002	2001

Assets
Current assets
Cash and cash equivalents	$259	$213
Accounts receivable	1,875	1,418
Interest in securitized receivables	182	162
Inventories	615	575
Prepaid expenses	175	160
Deferred income taxes	274	201
Assets of business held for sale	1,644	2,018

Total current assets	5,024	4,747

Property, plant and equipment-on the basis of cost	8,224	7,924
Less accumulated depreciation and amortization	4,983	4,641

Total property, plant and equipment-net	3,241	3,283

Intangible assets	539	586
Less accumulated amortization	284	272

Intangible assets-net	255	314

Goodwill	2,639	2,417
Investments in affiliated companies	131	243
Other notes and accounts receivable	189	204
Other assets	278	480
Prepaid pension cost	2,882	2,756

	$14,639	$14,444

Liabilities and shareholders’ investment
Current liabilities
Short-term debt	$652	$115
Trade accounts payable	1,883	1,575
Current portion of long-term debt	81	724
Liabilities of business held for sale	468	423
Other current liabilities	2,105	2,029

Total current liabilities	5,189	4,866

Long-term debt	4,807	4,865
Long-term liabilities	1,803	1,827
Deferred income taxes	761	626
Minority interests in subsidiaries	84	74
Shareholders’ investment
Capital stock	80	79
Other capital	490	480
Retained earnings	1,964	2,468
Treasury shares-cost in excess of par value	(271)	(372)
Accumulated other comprehensive income(loss)	(268)	(469)

Total shareholders’ investment	1,995	2,186

	$14,639	$14,444

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

	Six months ended
	June 30

(In millions)	2002	2001

Operating activities
Net earnings(loss)	$(468)	$58
Adjustments to reconcile net earnings(loss) to net cash provided by operating activities:
Discontinued operations	672	(38)
Depreciation and amortization	306	348
Pension income	(123)	(120)
Net gain on sale of assets	(27)	(26)
Asset impairment charges	3	65
Deferred income taxes	(21)	(37)
Other-net	42	56
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(436)	(130)
Accounts receivable securitized	32	–
Inventories	(19)	42
Trade accounts payable	242	69
Prepaid expenses and other liabilities	110	(113)
Other-net	70	110

Net cash provided by operating activities of continuing operations	383	284

Investing activities
Capital expenditures including other intangibles	(212)	(300)
Net proceeds from sales of assets	61	25
Other-net	24	(105)

Net cash used in investing activities of continuing operations	(127)	(380)

Financing activities
Increase(decrease) in short-term debt	291	(138)
Proceeds from debt in excess of 90 days	469	910
Principal payments on debt in excess of 90 days	(955)	(743)
Dividends paid	(45)	(87)
Other-net	26	134

Net cash (used in)provided by financing activities of continuing operations	(214)	76
Effect of exchange rate changes on cash	18	8
Net cash (used in)provided by discontinued operations	(14)	3

Increase(decrease) in cash and cash equivalents	46	(9)
Cash and cash equivalents at beginning of period	213	248

Cash and cash equivalents at end of period	$259	$239

Supplemental Cash Flow Information

	Six months ended
	June 30

(In millions)	2002	2001

Interest paid, net of amount capitalized	$193	$231
Income taxes paid, net of refunds	26	48

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Reclassifications

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

TRW and Northrop Grumman Merger Agreement

On June 30, 2002 the Company, Northrop Grumman Corporation (Northrop) and Richmond Acquisition Corp., a wholly-owned subsidiary of Northrop, entered into a definitive merger agreement, whereby Northrop will acquire all of the Company’s outstanding common stock and the Company will become a wholly-owned subsidiary of Northrop. In the merger, each share of the Company’s common stock will be converted into the right to receive a number of shares of Northrop common stock equal to the exchange ratio. The exchange ratio is calculated by dividing $60 by the average closing sale prices for a share of Northrop common stock on the New York Stock Exchange during the five consecutive trading days ending on (and including) the second trading day prior to the date the merger is completed. However, in no event will the exchange ratio be greater than 0.5357 ($60/$112) or less than 0.4348 ($60/$138), even if the actual average price per share of Northrop common stock used to calculate the exchange ratio is less than $112 or greater than $138. The transaction requires approval from European and U.S. regulatory agencies, as well as approval by TRW shareholders and Northrop stockholders. Northrop has announced that after the completion of the merger, it plans to separate the Company’s automotive business, either through a sale or a spin-off of the business to shareholders. The Company’s previously announced agreement to sell Aeronautical Systems to Goodrich Corporation is unaffected by the merger agreement.

Discontinued Operations

In June 2002, the Company announced that it had reached a definitive agreement with Goodrich Corporation for the sale of its Aeronautical Systems business for gross proceeds of approximately $1.5 billion. Proceeds will be used to reduce debt and for other cash needs. In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented. In addition, the assets and liabilities of the Aeronautical Systems business have been reclassified as held for sale. The business was measured at the agreed upon contract price of $1.5 billion less cost to sell. Earnings(loss) before income taxes from discontinued operations for the quarter and six-months ended June 30, 2002 included a loss on disposal of $182 million, of which $144 million was recorded for the curtailment of the Company’s UK pension plan.

In addition, as a result of the proposed sale of Aeronautical Systems, the Company updated its valuation of the business under SFAS 142 taking into account the purchase price and cumulative translation adjustment which resulted in an impairment of goodwill of $483 million. The impairment charge was recorded in earnings(loss) from operations before income taxes of discontinued operations in the second quarter of 2002. The Company expects to complete the sale of this business by the end of the third quarter of 2002.

The results of Aeronautical Systems were as follows:

	Quarter ended		Six months ended
	June 30		June 30

(In millions)	2002	2001	2002	2001

Sales	$258	$270	$490	$535

Earnings(loss) from operations	$(462)	$32	$(447)	$58
Loss on disposal	(182)	—	(182)	—

	(644)	32	(629)	58
Income taxes	39	11	43	20

Earnings(loss) from discontinued operations	$(683)	$21	$(672)	$38

The major classes of assets and liabilities for Aeronautical Systems were as follows:

	June 30	December 31
(In millions)	2002	2001

Accounts receivable	$169	$178
Inventories	220	188
Intangible assets — net	336	336
Property, plant and equipment	296	259
Goodwill	312	743
Other assets	311	314

Total assets	$1,644	$2,018

Accounts payable	$138	$167
Other liabilities	330	256

Total liabilities	$468	$423

Accounting Pronouncements

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) SFAS 141, “Business Combinations,” SFAS 142, “Goodwill and Intangible Assets,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 141 requires that acquisitions entered into after June 30, 2001 are to be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. As a result of the Company’s analysis, only the value of assembled workforce of approximately $65 million was reclassified from intangible assets to goodwill at January 1, 2002.

SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized. Goodwill was tested for impairment by comparing the assets’ fair values to their carrying values. Management has completed the valuations of its reporting units and based on the valuations, goodwill for continuing operations was determined not to be impaired. Refer to the Discontinued Operations note to financial statements for the results of the valuation on the assets held for sale. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments, which resulted in no adjustments being made. Amounts in 2001 have not been restated in accordance with the statement.

The following table reflects the reconciliation of reported earnings(loss) from continuing operations before extraordinary items to adjusted net earnings(loss) and related per share amounts for the exclusion of goodwill amortization.

	Quarter ended		Six months ended
	June 30		June 30

(In millions except per share data)	2002	2001	2002	2001

Net earnings(loss)
Reported earnings(loss) from continuing operations before extraordinary items	$124	$(18)	$202	$20
Add back: Goodwill amortization, net of tax	—	18	—	35

Adjusted earnings(loss) from continuing operations before extraordinary items	124	—	202	55
Reported discontinued operations, net of tax	(683)	21	(672)	38
Add back: Goodwill amortization, net of tax	—	4	—	9
Extraordinary items, net of tax	—	—	2	—

Adjusted net earnings(loss)	$(559)	$25	$(468)	$102

Per share of common stock
Diluted:
Reported earnings(loss) from continuing operations before extraordinary items	$0.98	$(0.15)	$1.59	$0.17
Add back: Goodwill amortization, net of tax	—	0.14	—	0.28

Adjusted earnings(loss) from continuing operations before extraordinary items	0.98	(0.01)	1.59	0.45
Reported discontinued operations, net of tax	(5.36)	0.17	(5.30)	0.30
Add back: Goodwill amortization, net of tax	—	0.03	—	0.07
Extraordinary items, net of tax	—	—	0.02	—

Adjusted net earnings(loss)	$(4.38)	$0.19	$(3.69)	$0.82

Basic:
Reported earnings(loss) from continuing operations before extraordinary items	$0.98	$(0.15)	$1.59	$0.17
Add back: Goodwill amortization, net of tax	—	0.14	—	0.28

Adjusted net earnings(loss) from continuing operations before extraordinary items	0.98	(0.01)	1.59	0.45
Reported discontinued operations, net of tax	(5.36)	0.17	(5.30)	0.30
Add back: Goodwill amortization, net of tax	—	0.03	—	0.07
Extraordinary items, net of tax	—	—	0.02	—

Adjusted net earnings(loss)	$(4.38)	$0.19	$(3.69)	$0.82

SFAS 143, “Accounting for Asset Retirement Obligations,” requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company’s legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development or through the normal operation of a long-lived asset. The statement is effective for the Company beginning January 1, 2003. Management has evaluated the impact of SFAS 143 and believes that its adoption should not have a material effect on the Company’s financial position or results of operations.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations. The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends SFAS 13 requiring certain modifications to capital leases to be treated as sale-leaseback transactions and to subleases when the original lessee remains a secondary obligor, or guarantor.

The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for the Company on January 1, 2003. The extraordinary gains recorded for the extinguishment of debt in the first quarter of 2002 will be reclassified into earnings from continuing operations when the statement is adopted. The remaining provisions of SFAS 145 were effective for transactions and reporting subsequent to May 15, 2002. The adoption of SFAS 145 did not have a material impact to the Company’s financial position or results of operations.

Other (Income)Expense-Net

	Quarter ended		Six months ended
	June 30		June 30

(In millions)	2002	2001	2002	2001

Investment in Endwave	$—	$70	$—	$70
Foreign currency exchange	1	(2)	1	(3)
Net gain on sale of assets	(18)	—	(27)	(26)
(Earnings)loss of affiliates	—	6	1	16
Miscellaneous other (income)expense	3	(12)	7	(9)

	$(14)	$62	$(18)	$48

In the second quarter of 2002, gains on the sale of real estate of $18 million were recorded. During the second quarter of 2001, the Company recorded an asset impairment charge related to its investment in, and its share of asset impairment and restructuring charges recorded by, Endwave Corporation (Endwave) of $70 million.

Net gain on the sale of assets for the first six months of 2002 included $18 million related to the sale of real estate and $9 million for the sale of RF Micro Devices, Inc. (RFMD) common stock.

Operating Segments

As a result of the pending sale of Aeronautical Systems, the business is reported as discontinued operations, rather than as a separate business segment.

	Quarter ended		Six months ended
	June 30		June 30

(In millions)	2002	2001	2002	2001

Sales
Automotive	$2,840	$2,678	$5,411	$5,307
Systems	919	799	1,697	1,588
Space & Electronics	510	529	1,011	1,013

Sales	$4,269	$4,006	$8,119	$7,908

Profit(loss) before taxes
Automotive	$174	$108	$287	$206
Systems	68	53	124	101
Space & Electronics	33	(40)	77	(6)

Profit(loss) before taxes	275	121	488	301

Corporate expense and other	(24)	(29)	(49)	(69)
Financing costs	(105)	(123)	(211)	(253)
Net employee benefits income	46	34	78	71

Earnings(loss) from continuing operations before income taxes and extraordinary items	$192	$3	$306	$50

Goodwill amortization included in each segment for the second quarter and the six months ended June 30, 2001, respectively, was $15 million and $31 million for Automotive, $5 million and $9 million for Systems, and $1 million and $1 million for Space & Electronics.

	Quarter ended		Six months ended
	June 30		June 30

(In millions)	2002	2001	2002	2001

Intersegment sales
Automotive	$—	$1	$—	$2
Systems	43	53	84	95
Space & Electronics	6	15	12	30

Inventories

	June 30	December 31
(In millions)	2002	2001

Finished products and work in process	$350	$324
Raw materials and supplies	265	251

	$615	$575

Restructurings

Automotive

Severance costs and plant closing accruals related to restructuring plans including reorganizing and downsizing operations were $145 million at December 31, 2001. During the six months ended June 30, 2002, additional charges of $9 million before tax were recorded in cost of sales, primarily for severance costs, of which $6 million was recorded in the second quarter. For the second quarter and six months ended June 30, 2002, $22 million and $51 million, respectively, was used for severance payments and costs related to the consolidation of certain facilities. During the first six months of 2002, a reduction of approximately 1,000 employees, relating to these programs, was achieved. The majority of the remaining balance of $103 million is expected to be used by the end of 2002.

Corporate

During 2001, the Company announced restructuring actions to reduce employee headcount and related costs. The Company had restructuring reserves of $10 million for severance and related costs at December 31, 2001, of which $5 million was used in the six months ended June 30, 2002. The balance of $5 million is expected to be used by the end of 2002.

Accounts Receivables Securitized

During the fourth quarter of 2001, the Company established a $350 million accounts receivable securitization program. Under this program, the Company sells accounts receivables to a wholly-owned, fully consolidated, bankruptcy remote, special purpose subsidiary, TRW Receivables Inc. The outstanding balance of receivables sold to the special purpose subsidiary at June 30, 2002 was $532 million compared to $489 million at December 31, 2001. The undivided interest in the receivables portfolio sold to the financial conduits at June 30, 2002 was $350 million compared to $327 million at December 31, 2001. The loss on sale for the second quarter and six months of 2002 was $2 million and $4 million, respectively, and was recorded in other (income)expense-net.

The table below summarizes certain cash flows of the special purpose subsidiary for the six months ended June 30, 2002:

(In millions)

Average monthly proceeds from receivables securitization	$325
Monthly accumulation of proceeds from receivables securitization	1,951

This transaction is accounted for as a sale of the receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Financial Instruments

Foreign currency forward contracts – The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts and, to a lesser extent, purchased currency options to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered to be perfectly effective to offset the changes in fair value of cash flows from the hedged transactions. Gains or losses on these instruments, which mature at various dates through April 2007, are generally recorded in other comprehensive income(loss) until the underlying transaction is recognized in net earnings. The earnings impact is reported in either sales, cost of sales, or other (income)expense-net, to match the underlying transaction. The Company designated these contracts as cash flow hedges. The fair values of foreign currency forward contracts related to the Aeronautical Systems business are reported in the Balance Sheets in assets and liabilities held for sale.

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

At June 30, 2002, the Company had foreign currency forward contracts outstanding with a notional amount of $1.9 billion, denominated principally in the U.S. dollar, the euro and the British pound, of which $1.2 billion related to the Aeronautical Systems business. Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and the Company anticipates that these financial institutions will satisfy their obligations under the contracts.

Interest rate swap agreements – The Company enters into interest rate swaps to manage the risks and costs associated with its financing activities. The net payments or receipts under the agreements are recognized as an adjustment to interest expense. At June 30, 2002, the Company had $100 million notional principal amount of interest rate swaps outstanding that converted a portion of its variable rate debt to a fixed rate through August 2005. The interest rate swaps have a fair market value loss of $12 million at June 30, 2002. These agreements were designated as cash flow hedges.

Forward share sale agreements – The Company hedges certain equity investments in publicly traded companies. These instruments protect the forecasted cash flows resulting from the sale of shares in the Company’s investments in RFMD and Applera Corporation – Celera Genomics Group (Celera). The fair market value of these hedges as of June 30, 2002 was a $201 million gain. These agreements were designated as cash flow hedges.

The following table represents the movement of amounts reported in other comprehensive income(loss) of deferred cash flow hedges, net of tax.

	Quarter ended		Six months ended
	June 30		June 30

(In millions)	2002	2001	2002	2001

Beginning balance	$(2)	$(31)	$(2)	$—
Net change in derivative fair value and other movements	79	(29)	79	(61)
Amounts reclassified to earnings	2	3	2	4

Other comprehensive income(loss)	$79	$(57)	$79	$(57)

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

The Company repaid $300 million of medium-term notes that matured during the first quarter of 2002. Interest on the notes was based on three-month LIBOR. A subsidiary of the Company also completed an unsolicited repurchase of £5.4 million of its 10.875 percent bonds due 2020 during the first quarter of 2002. The repurchase resulted in an extraordinary gain of $4 million before taxes ($2 million after taxes, or $0.02 per share).

During the second quarter of 2002, the Company repaid $400 million of fixed rate notes that matured.

Earnings Per Share

	Quarter ended		Six months ended
	June 30		June 30

(In millions except per share data)	2002	2001	2002	2001

Numerator

Earnings(loss) from continuing operations before extraordinary items	$124.5	$(18.2)	$201.7	$20.4
Discontinued operations	(683.4)	21.2	(672.0)	38.1

Earnings(loss) before extraordinary items	(558.9)	3.0	(470.3)	58.5
Extraordinary items	—	—	2.5	—

Net earnings(loss)	(558.9)	3.0	(467.8)	58.5
Preferred stock dividends	0.1	0.1	0.3	0.3

Numerator for basic earnings per share — net earnings(loss) available to common shareholders	(559.0)	2.9	(468.1)	58.2
Effect of dilutive securities Preferred stock dividends	0.1	0.1	0.3	0.3

Numerator for diluted earnings per share — net earnings(loss) available to common shareholders	$(558.9)	$3.0	$(467.8)	$58.5

Denominator
Denominator for basic earnings per share — weighted-average common shares	127.5	124.5	126.8	124.1
Effect of dilutive securities
Convertible preferred stock	—	0.7	—	0.7
Employee stock options	—	0.4	—	0.4

Dilutive potential common shares	—	1.1	—	1.1

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	127.5	125.6	126.8	125.2

Earnings Per Share
Basic:
Earnings(loss) from continuing operations before extraordinary items	$0.98	$(0.15)	$1.59	$0.17
Discontinued operations	(5.36)	0.17	(5.30)	0.30
Extraordinary items	—	—	0.02	—

Net earnings(loss)	$(4.38)	$0.02	$(3.69)	$0.47

Diluted:
Earnings(loss) from continuing operations before extraordinary items	$0.98	$(0.15)	$1.59	$0.17
Discontinued operations	(5.36)	0.17	(5.30)	0.30
Extraordinary items	—	—	0.02	—

Net earnings(loss)	$(4.38)	$0.02	$(3.69)	$0.47

Comprehensive Income(Loss)

The components of comprehensive income(loss), net of tax, for the second quarter and six months of 2002 and 2001 are as follows:

	Quarter ended		Six months ended
	June 30		June 30

(In millions)	2002	2001	2002	2001

Net earnings(loss)	$(559)	$3	$(468)	$58
Foreign currency exchange gain(loss)	219	(70)	187	(189)
Unrealized gain(loss) on securities	(39)	238	(68)	(3)
Unrealized gain(loss) on cash flow hedges	81	(26)	81	(57)
Minimum pension liability	1	—	1	—

Comprehensive income(loss)	$(297)	$145	$(267)	$(191)

The components of accumulated other comprehensive income(loss), net of tax, at June 30, 2002 and December 31, 2001 are as follows:

	June 30	December 31
(In millions)	2002	2001

Foreign currency exchange loss	$(337)	$(524)
Unrealized gain on securities	50	118
Unrealized gain(loss) on cash flow hedges	79	(2)
Minimum pension liability adjustments	(60)	(61)

Accumulated other comprehensive income(loss)	$(268)	$(469)

Contingencies

Various claims, lawsuits and administrative proceedings with respect to commercial, product liability and environmental matters are pending or threatened against the Company or its subsidiaries, arising from the ordinary course of business.

Further, product liability claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at June 30, 2002, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial position.

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

On May 6, 2002, ArvinMeritor Inc. filed suit against the Company in the United States District Court for the Eastern District of Michigan, claiming breach of contract and breach of warranty in connection with certain tie rod ends that the Company supplied to ArvinMeritor and the voluntary recall of some of these tie rod ends. ArvinMeritor subsequently recalled all of the tie rod ends, and claims that it is entitled to reimbursement by the Company for the costs associated with both the products recalled by the Company and those recalled by ArvinMeritor on its own. ArvinMeritor is seeking an undisclosed amount of compensatory and consequential damages. Management believes the Company has meritorious defenses and intends to defend vigorously the claims asserted against the Company, but cannot predict the outcome of this lawsuit.

The Company and certain of its subsidiaries have been subject in recent years to some asbestos-related claims. Management believes that such claims will not have a material adverse effect on the Company’s financial condition or results of operations. In general, these claims seek damages for illnesses alleged to have resulted from exposure to asbestos used in certain components sold by the Company and/or its subsidiaries.

Management believes the majority of the claimants were assembly workers at major U.S. automobile manufacturers. The vast majority of these claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management believes that, to the extent that any of the products sold by the Company’s automotive-related subsidiaries and at issue in these cases contained asbestos, the asbestos was encapsulated. Based upon several years of experience with such claims, management believes that only a small proportion of the claimants has or will ever develop any asbestos-related impairment.

Total annual settlement costs in connection with asbestos-related claims over the last five years as well as legal fees and expenses to defend these cases have been immaterial. These claims are strongly disputed and it has been the Company’s policy to defend against them aggressively. The Company and its subsidiaries have been successful in obtaining dismissal of many cases without any payment whatsoever. Moreover, there is significant insurance coverage with solvent carriers with respect to these claims.

Taking into account established reserves, management believes that the ultimate resolution of each of the foregoing matters will not have a material effect on the Company’s financial condition or results of operations. The resolution of one or more of such matters may have a material effect on cash flow for the period in which such matters are resolved.

Subsequent Event

On July 26, 2002 the Company gave notice that on August 30, 2002 all outstanding shares of its Cumulative Serial Preference Stock II, $4.40 Convertible Series 1 (the “Series 1 Preferred Stock”), will be redeemed at a redemption price of $104 per share, and all outstanding shares of its Cumulative Serial Preference Stock II, $4.50 Convertible Series 3 (the “Series 3 Preferred Stock”), will be redeemed at a redemption price of $100 per share.

Prior to redemption, holders of Series 1 Preferred Stock have an existing right to convert each of their shares into 8.8 shares of TRW common stock and holders of Series 3 Preferred Stock have an existing right to convert each of their shares into 7.448 shares of TRW common stock. The right to convert shares of Series 1 and Series 3 Preferred Stock into shares of TRW common stock will terminate on the close of business on August 30, 2002. As of July 24, 2002, approximately 77,800 shares of Series 1 and Series 3 Preferred Stock were outstanding. To the extent that all of these shares are converted into TRW common stock, then approximately 617,400 shares of TRW common stock will be issued.

The regular quarterly dividends of $1.10 per share on the Series 1 Preferred Stock and $1.125 per share on the Series 3 Preferred Stock, are payable on September 15, 2002 to holders of record on August 9, 2002.

Independent Accountants’ Review Report

Audit Committee of the
Board of Directors
TRW Inc.

We have reviewed the accompanying unaudited balance sheet of TRW Inc. and subsidiaries as of June 30, 2002, and the related unaudited statements of operations for the three-month and six-month periods ended June 30, 2002 and 2001, and statements of cash flows for the six-month periods ended June 30, 2002 and 2001, included in the Form 10-Q of TRW Inc. for the quarterly period ended June 30, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TRW Inc. as of December 31, 2001, and the related statements of operations, cash flows, and changes in shareholders’ investment for the year then ended (not presented herein), and in our report dated January 22, 2002, we expressed an unqualified opinion on those financial statements. Those financial statements and our report on them are included in the Form 10-K of TRW Inc. for the year ended December 31, 2001. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
July 18, 2002,
     except for the “Subsequent Event” note,
     as to which the date is July 26, 2002

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 30, 2002 the Company, Northrop Grumman Corporation (Northrop) and Richmond Acquisition Corp., a wholly-owned subsidiary of Northrop, entered into a definitive merger agreement, whereby Northrop will acquire all of the Company’s outstanding common stock and the Company will become a wholly-owned subsidiary of Northrop. In the merger, each share of the Company’s common stock will be converted into the right to receive a number of shares of Northrop common stock equal to the exchange ratio. The exchange ratio is calculated by dividing $60 by the average closing sale prices for a share of Northrop common stock on the New York Stock Exchange during the five consecutive trading days ending on (and including) the second trading day prior to the date the merger is completed. However, in no event will the exchange ratio be greater than 0.5357 ($60/$112) or less than 0.4348 ($60/$138), even if the actual average price per share of Northrop common stock used to calculate the exchange ratio is less than $112 or greater than $138. The transaction requires approval from European and U.S. regulatory agencies, as well as approval by TRW shareholders and Northrop stockholders. Northrop has announced that after the completion of the merger, it plans to separate the Company’s automotive business, either through a sale or a spin-off of the business to shareholders. The Company’s previously announced agreement to sell Aeronautical Systems to Goodrich Corporation is unaffected by the merger agreement.

On June 18, 2002, as part of the Company’s strategic shareholder value enhancement plan, the Company announced that it had reached a definitive agreement with Goodrich Corporation for the sale of its Aeronautical Systems business for $1.5 billion. Proceeds will be used to reduce debt and for other cash needs. In accordance with Statement of Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented. In addition, the assets and liabilities of the Aeronautical Systems business have been reclassified as held for sale. Refer to the Discontinued Operations note to financial statements for further discussion.

Results of Operations
(In millions except per share data)

	Quarter ended				Six months ended
	June 30				June 30

				Percent				Percent
	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Sales	$4,269	$4,006	$263	7%	$8,119	$7,908	$211	3%
Profit from continuing operations before taxes and extraordinary items	275	121	154	127%	488	301	187	62%
Earnings(loss) from continuing operations before extraordinary items	124	(18)	142	nm	202	20	182	nm
Discontinued operations	(683)	21	(704)	nm	(672)	38	(710)	nm
Net earnings(loss)	(559)	3	(562)	nm	(468)	58	(526)	nm
Diluted earnings(loss) per share:
Continuing operations	0.98	(0.15)	1.13	nm	1.59	0.17	1.42	nm
Discontinued operations	(5.36)	0.17	(5.53)		(5.30)	0.30	(5.60)
Extraordinary items	—	—	—		0.02	—	0.02
Net earnings(loss)	(4.38)	0.02	(4.40)	nm	(3.69)	0.47	(4.16)	nm
Effective tax rate	34.9%	651.5%			34.0%	59.4%

nm –not meaningful

The second quarter 2002 sales of $4,269 million increased 7 percent compared to $4,006 million in the second quarter of 2001. The increase was the result of higher automotive production volumes of $158 million, primarily in North America, increased sales on new business and ongoing defense programs of approximately $100 million and the favorable effects of foreign currency exchange of $82 million, partially offset by divestitures in 2001 of $48 million and lower pricing of $30 million.

Earnings(loss) from continuing operations before extraordinary items for the second quarter of 2002 were $124 million, or $0.98 per share, compared to a loss of $18 million, or $0.15 per share, for the second quarter of 2001. Net earnings(loss) and net earnings(loss) per share for the second quarter 2002 were a loss of $559 million, or $4.38 per share, compared to earnings of $3 million, or $0.02 per share, in 2001. The Company reported a net loss on discontinued operations of $683 million after tax, or $5.36 per share, for the second quarter 2002 compared to earnings of $21 million after tax, or $0.17 per share, in the second quarter of 2001. Adjusting second quarter of 2001 for the effect of adopting SFAS 142 on January 1, 2002, second quarter net earnings from continuing operations for 2001 would have increased by $18 million, or $0.14 per share.

Unusual items in the second quarter of 2002 negatively impacted earnings from continuing operations by $9 million, or $0.07 per share. Unusual items in 2002 included after tax charges of $18 million related to the Company’s activities associated with Northrop’s exchange offer and automotive restructuring and asset impairment charges of $3 million, which were offset partially by after tax gains on sales of real estate of $12 million. Unusual items for the second quarter of 2001 included after tax charges of $58 million for asset impairment and restructuring expenses related to Endwave, and other charges, primarily automotive restructuring, of approximately $21 million.

Gross profit of $604 million in the second quarter of 2002 increased $74 million, or 14 percent from $530 million in 2001. This increase was the result of net cost reductions of $67 million, increased volume of $8 million, the net reduction of $30 million in expenses, primarily as a result of a product recall in 2001, and the favorable effect of foreign currency exchange of $5 million, which were offset by lower pricing of $30 million and divestitures in 2001 of $14 million. Gross profit included $64 million and $59 million of net pension income from an overfunded pension plan in the second quarters of 2002 and 2001, respectively. Gross profit margin (gross profit as a percentage of sales) increased to 14.1 percent for the second quarter 2002 compared to 13.2 percent in the second quarter 2001.

Administrative and selling expenses of $219 million in the second quarter 2002 decreased $7 million compared to $226 million in the second quarter of 2001. Administrative and selling expenses included expenses associated with Northrop’s exchange offer of $23 million in 2002 and $15 million related to automotive restructuring charges in 2001. Without unusual items, administrative and selling expenses decreased $15 million due primarily to reduced headcount and related expenses from the Company’s corporate restructuring actions taken in 2001, and divestitures of $6 million, partially offset by increased expenditures on reimbursable government contracts of $6 million and higher spending on new program awards of $5 million.

Research and development expenses of $100 million in the second quarter of 2002 increased $7 million from the second quarter in 2001. The increase was primarily due to higher spending on new business opportunities in Space & Electronics of $5 million.

As a result of lower average debt outstanding and lower short-term interest rates in the United States, interest expense in the second quarter of 2002 decreased $20 million to $102 million compared to the second quarter of 2001 of $122 million.

Amortization of intangible assets and goodwill of $5 million in the second quarter of 2002 decreased $19 million compared to $24 million in the second quarter of 2001, primarily as a result of the adoption of SFAS 142, January 1, 2002, whereby the Company no longer amortizes goodwill.

Other (income)expense-net was income of $14 million in the second quarter of 2002 compared to expense of $62 million in 2001. Included in 2002 were gains on the sales of real estate of $18 million. Included in 2001 were asset impairment and restructuring charges related to Endwave of $70 million.

The effective income tax rate from continuing operations was 34.9 percent in the second quarter of 2002 compared to 651.5 percent in the second quarter of 2001. Excluding unusual items, the effective income tax rate from continuing operations would have been 34 percent in the second quarter of 2002 and 37 percent in the second quarter of 2001. The effective income tax rate for the second quarter of 2002 was reduced primarily by the adoption of SFAS 142 resulting in the elimination of the amortization of nondeductible goodwill.

Sales for the first half of 2002 of $8,119 million increased $211 million, or 3 percent, compared to $7,908 million in 2001. The increase in sales was due to higher automotive volume, primarily in North America of $204 million, a net increase in volume on new and existing defense programs of $105 million and favorable foreign currency exchange of $33 million, partially offset by divestitures of $76 million and lower pricing of $58 million.

Earnings(loss) from continuing operations before extraordinary items for the first half of 2002 were $202 million, or $1.59 per share, compared to $20 million, or $0.17 per share, in 2001. Net earnings(loss) and net earnings(loss) per share for the first half of 2002 were a loss of $468 million, or $3.69 per share, compared to earnings of $58 million, or $0.47 per share, in 2001. The Company reported a net loss on discontinued operations of $672 million, or $5.30 per share, for the six months ended June 30, 2002 compared to earnings of $38 million, or $0.30 per share, for the six months ended June 30, 2001. In the first quarter of 2002, the Company recorded, as extraordinary items, gains on the early extinguishment of debt of $2 million after tax, or $0.02 per share. Adjusting the first half of 2001 for the effect of adopting SFAS 142, net earnings from continuing operations for the first half of 2001 would have increased by $35 million, or $0.28 per share.

Unusual items for the first six months of 2002 negatively impacted earnings from continuing operations by $12 million, or $0.10 per share. Unusual items in 2002 included after tax charges of $22 million related to the Company’s activities associated with Northrop’s exchange offer, automotive restructuring and asset impairment charges of $7 million, partially offset by after tax gains on the sales of real estate of $12 million and the sale of RF Micro Devices (RFMD) common stock of approximately $5 million. The unusual items for the first half of 2001 included a charge of $58 million after tax for asset impairment and restructuring charges related to Endwave and other charges, primarily automotive restructuring, of approximately $48 million after taxes. These charges were partially offset by after tax gains from asset sales, primarily related to electrical products operations and the aftermarket business in Turkey, of approximately $28 million.

Gross profit of $1,120 million for the first six months of 2002 increased $87 million, or approximately 8 percent from $1,033 million in 2001. Unusual items included in gross profit in the first half of 2002 and 2001 were primarily restructuring charges of $10 million and approximately $30 million, respectively. Excluding the effect of unusual items, gross profit increased $67 million year over year. The increase was primarily due to net cost reductions of $110 million and a net reduction of $30 million in expenses, primarily as a result of a product recall in 2001, partially offset by price reductions of $58 million and the effect of divestitures of $21 million. Gross profit for the first six months of 2002 and 2001 included $123 million and $120 million, respectively, of net pension income from an overfunded pension plan. Gross profit margin was 13.8 percent for the first half of 2002 compared to 13.1 percent in 2001.

Administrative and selling expenses of $426 million for the first half of 2002 decreased $17 million compared to $443 million in 2001. Excluding unusual items in 2002 of $29 million for expenses incurred on behalf of the Northrop exchange offer and in 2001 related to restructuring charges of approximately $30 million, administrative and selling expenses decreased $16 million. The decrease was primarily due to the result of the Company’s corporate and Automotive restructuring actions taken in 2001, and the effect of divestitures of $10 million, offset by higher spending on new programs and initiatives in Space &

Electronics and Systems of $16 million and increased expenditures on reimbursable governmental contracts of $14 million.

Interest expense of $205 million for the first half of 2002 decreased $46 million from $251 million in 2001, due to lower average debt outstanding and lower short-term interest rates in the United States.

Amortization of intangible assets and goodwill of $8 million for the first six months of 2002 decreased $40 million compared to $48 million in the first six months of 2001, primarily as a result of the Company no longer amortizing goodwill of $41 million.

Other (income)expense-net was income of $18 million in the first half of 2002 and expense of $48 million in 2001. Included in 2002 were gains on the sales of real estate and RFMD common stock of $18 million and $9 million, respectively. Included in 2001 were asset impairment and restructuring charges related to the Company’s investment in Endwave of $70 million, offset by net gains on the sale of assets of approximately $26 million.

The effective income tax rate from continuing operations was 34 percent for the six months ended June 30, 2002 compared to 59.4 percent in 2001. Excluding unusual items, the effective income tax rate from continuing operations would have been approximately 33.4 percent for the six months ended June 30, 2002 and 36.7 percent for 2001. The effective income tax rate for 2002 was reduced primarily by the adoption of SFAS 142 resulting in the elimination of the amortization of nondeductible goodwill.

Results of Segments

Automotive

	Quarter ended				Six months ended
	June 30				June 30

				Percent				Percent
(In millions)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Sales	$2,840	$2,678	$162	6%	$5,411	$5,307	$104	2%
Profit before taxes	174	108	66	60%	287	206	81	39%
Unusual items-income(expense ) included in profit before taxes	(6)	(23)	17		(12)	(28)	16

Sales of $2,840 million for the second quarter of 2002 increased 6 percent compared to $2,678 million in the second quarter of 2001. The increase resulted from higher volumes, primarily from strengthening North American build rates and incremental sales from new products, of $158 million and the favorable effect of foreign currency exchange of $82 million, offset by the effects of divestitures in 2001 of $48 million and lower pricing of $30 million.

Profit before taxes for the second quarter of 2002 increased $66 million, or 60 percent compared to the second quarter of 2001. Excluding the effect of adopting SFAS 142 of $15 million and a net decrease in unusual items of $17 million, 2002 profit before taxes increased $34 million compared to 2001. Unusual items in the second quarter of 2002, which primarily consisted of restructuring charges, negatively impacted profit before taxes by $6 million. Unusual items for the second quarter of 2001 included restructuring charges of $23 million. The segment’s cost reduction initiatives and the absence of a seat belt recall in 2001 totaling $70 million combined with higher volume, primarily in North America of $14 million, more than offset lower pricing of $30 million, lower European vehicle production and unfavorable product mix of $11 million and the effects of divestitures in 2001 of $7 million.

Sales of $5,411 million for the six months ended June 30, 2002 increased $104 million, or 2 percent compared to 2001. The increase resulted from higher volume, primarily in North America, of $204 million and the favorable effect of foreign currency exchange of $33 million, partially offset by the effects of divestitures of $76 million and lower pricing of $58 million.

Profit before taxes for the first six months increased $81 million, or 39 percent compared to 2001. Excluding the effect of adopting SFAS 142 of $31 million and the net change in unusual items of $16 million, 2002 profit before taxes increased $34 million compared to 2001. Unusual items in 2002, which consisted of restructuring charges of $9 million and a write-down of an investment in an affiliate of $3 million, negatively impacted profit before taxes by $12 million. Unusual items for the first six months of 2001 negatively impacted profit before taxes by $28 million and included restructuring charges of $54 million, offset by gains on asset sales primarily related to electrical products operations and the aftermarket business in Turkey of $26 million. The segment’s cost reduction initiatives and the absence of a seat belt recall in 2001 totaling $116 million, more than offset lower pricing of $58 million, the effects of divestitures of $10 million, the effect of foreign currency exchange of $6 million and lower volume of $5 million.

Severance costs and plant closing accruals related to restructuring plans including reorganizing and downsizing operations were $145 million at December 31, 2001. During the six months ended June 30, 2002, the Company recorded additional before tax charges of $9 million, of which $6 million was recorded in the second quarter, in cost of sales, primarily for severance costs. For the second quarter and six months ended June 30, 2002, $22 million and $51 million, respectively, was used for severance payments and costs related to the consolidation of certain facilities. During the first six months of 2002, these programs resulted in a reduction of approximately 1,000 employees. The majority of the remaining balance of $103 million is expected to be used by the end of 2002.

Systems

	Quarter ended				Six months ended
	June 30				June 30

				Percent				Percent
(In millions)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Sales	$919	$799	$120	15%	$1,697	$1,588	$109	7%
Profit before taxes	68	53	15	31%	124	101	23	24%
Unusual items-income(expense) included in profit before taxes	2	—	2		2	—	2

Sales of $919 million for the second quarter of 2002 increased $120 million, or 15 percent, compared to the second quarter of 2001 due to higher volume from existing programs, including the Intercontinental Ballistic Missile Prime Integration (ICBM) program and missile defense, as well as new business, of $163 million, offset by lower volume on contracts nearing completion or completed of $43 million.

Profit before taxes of $68 million for the second quarter 2002 increased $15 million, or 31 percent, compared to the second quarter of 2001. Included in the second quarter of 2002 profit before taxes was an unusual item of $2 million from the gain on sale of real estate. Excluding the effect of adopting SFAS 142 of $5 million and the unusual item in 2002, profit before taxes in the second quarter of 2002 increased $8 million compared to second quarter of 2001. The increase was due to higher sales volumes.

Sales of $1,697 million for the six months of 2002 increased $109 million, or 7 percent, compared to $1,588 million in 2001. This increase was due to higher volume on new and existing core programs of approximately $200 million, offset by lower volume on contracts nearing completion or completed of $93 million.

Profit before taxes for the six months ended June 30, 2002 of $124 million increased $23 million or 24 percent, compared to $101 million for the same period in 2001. Excluding the effect of adopting SFAS 142 of $9 million and an unusual item in 2002 related to the gain on the sale of assets of $2 million, profit before taxes increased $12 million in 2002 compared to 2001. The increase was due to higher volume on new programs of $5 million and on existing programs of $9 million, offset by lower volume on contracts nearing completion or completed.

Space & Electronics

	Quarter ended				Six months ended
	June 30				June 30

				Percent				Percent
(In millions)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc(Dec)

Sales	$510	$529	$(19)	(4%)	$1,011	$1,013	$(2)	—
Profit(loss) before taxes	33	(40)	73	—	77	(6)	83	—
Unusual items-income(expense) included in profit before taxes	—	(70)	70		9	(70)	79

Sales for the second quarter of 2002 of $510 million decreased 4 percent compared to the second quarter of 2001 due to the effect of contracts winding down or that were discontinued, primarily Astrolink, of approximately $70 million, which were partially offset by higher volume of approximately $50 million on existing core programs, such as the advanced extremely high frequency (AEHF) satellite, airborne laser and avionics modules, and technology contracts.

Profit(loss) before taxes of $33 million for the second quarter of 2002 increased $73 million compared to a loss of $40 million in the second quarter of 2001. Excluding the effect in 2001 of an unusual items charge of $70 million related to the Company’s investment in, and its share of, asset impairment and restructuring charges recorded by Endwave, and the $1 million effect of adopting SFAS 142, profit(loss) before taxes in 2002 increased $2 million from the prior year as a result of higher volume and performance from core programs of $23 million, lower expenses related to commercializing technologies of $2 million, offset by contracts winding down and the discontinuation of the Astrolink program, of $23 million.

Sales for the six months ended June 30, 2002 of $1,011 million remained essentially unchanged compared to $1,013 million in 2001 as higher volume on new and existing programs, including technology contracts, of approximately $130 million were offset by lower volume from contracts winding down and the discontinuance of Astrolink totaling $133 million.

Profit(loss) before taxes for the six months ended June 30, 2002 of $77 million increased $83 million from a loss of $6 million in 2001. Unusual items included in profit(loss) before taxes were a $9 million gain on the sale of RFMD common stock and a $70 million charge related to the Company’s investment in Endwave, in 2002 and 2001, respectively. Excluding the effect of the unusual items and the adoption of SFAS 142, profit(loss) before taxes in 2002 increased $3 million as compared to 2001, as higher volume and improved performance from core programs of $41 million, were partially offset by contracts winding down and the discontinuance of the Astrolink program, of $37 million.

Corporate and Other

Excluding unusual items of $8 million in the second quarter of 2002, corporate expense and other declined $13 million compared to second quarter of 2001, primarily as a result of reduced headcount and related costs resulting from the 2001 corporate restructuring and the effect of a favorable $4 million settlement with the U.S. government concerning a closed, overfunded pension plan. Unusual items in the second quarter of 2002 included before tax charges of $23 million related to the Company’s activities associated with Northrop’s exchange offer, offset by gains on the sale of real estate of $15 million.

Excluding the net change in unusual items of $8 million, corporate expense and other for the first half of 2002 declined $28 million compared to the first half of 2001, primarily as a result of reduced headcount and related costs resulting from the 2001 corporate restructuring. Unusual items in the first half of 2002 included before tax charges of $29 million related to the Company’s activities associated with Northrop’s exchange offer, offset by gains on the sale of real estate of $15 million. Unusual items in the first half of 2001 included $6 million of restructuring charges, primarily for severance.

Net employee benefits income for the second quarter of 2002 of $46 million increased by $12 million compared to the second quarter of 2001, primarily as a result of the updated actuarial plan valuation of the Company’s pension plans, which reflected improved return on plan assets, a reduction in employee headcount and the effect of favorable foreign currency exchange.

Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS 141, “Business Combinations,” SFAS 142, “Goodwill and Intangible Assets,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 141 requires that acquisitions entered into after June 30, 2001 are to be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. As a result of the Company’s analysis, only the value of assembled workforce of approximately $65 million was reclassified from intangible assets to goodwill at January 1, 2002.

SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized. Goodwill was tested for impairment by comparing the assets’ fair values to their carrying values. Management has completed the valuations of its reporting units and based on the valuations, goodwill for continuing operations was determined not to be impaired. Refer to the Discontinued Operations note to financial statements for the results of the valuation on the assets held for sale. With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments, which resulted in no adjustments being made. Amounts in 2001 have not been restated in accordance with the statement.

SFAS 143, “Accounting for Asset Retirement Obligations,” requires the fair value of a liability for asset retirement obligations to be recorded in the period in which it is incurred. The statement applies to a company’s legal or contractual obligation associated with the retirement of a tangible long-lived asset that resulted from the acquisition, construction or development or through the normal operation of a long-lived asset. The statement is effective for the Company beginning January 1, 2003. Management has evaluated the impact of SFAS 143 and believes that its adoption should not have a material effect on the Company’s financial position or results of operations.

SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a consistent method to value long-lived assets to be disposed of and broadens the presentation of discontinued operations. The adoption of SFAS 144 did not have a material effect on the Company’s financial statements.

In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires gains and losses on extinguishments of debt to be reclassified as income or loss from continuing operations rather than as extraordinary items as previously required by SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 also amends SFAS 13 requiring certain modifications to capital leases to be treated as sale-leaseback transactions and to subleases when the original lessee remains a secondary obligor, or guarantor.

The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for the Company on January 1, 2003. The extraordinary gains recorded for the extinguishment of debt in the first quarter of 2002 will be reclassified into earnings from continuing operations when the statement is adopted. The remaining provisions of SFAS 145 were effective for transactions and reporting subsequent to May 15, 2002. The adoption of SFAS 145 did not have a material impact to the Company’s financial position or results of operations.

Liquidity and Financial Position

Operating cash flow from continuing operations for the six months ended June 30, 2002 of $383 million and other items of $89 million were used for capital expenditures of $212 million, dividend payments of $45 million and other financing activities of $169 million. As a result, cash and cash equivalents increased $46 million. Operating cash flow from continuing operations for the six months ended June 30, 2001 of $284 million and financing activities of $163 million were used for capital expenditures of $300 million, dividend payments of $87 million and other items of $69 million. As a result, cash and cash equivalents decreased $9 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt, less cash and cash equivalents) was $5.3 billion at June 30, 2002 and $5.5 billion at December 31, 2001. The ratio of net debt to total capital (net debt, minority interests and shareholders’ investment) was 72 percent at June 30, 2002 and 71 percent at December 31, 2001. The percentage of fixed rate debt to total debt was 81 percent at June 30, 2002 compared to 85 percent at the end of 2001.

At June 30, 2002, short-term debt was $652 million, an increase from $115 million on December 31, 2001. The increase in short-term debt was principally due to the repayment of $700 million of U.S. long-term debt that matured during the first half of 2002. These repayments were funded through the issuance of commercial paper in the U.S.

Commercial paper borrowings outstanding at June 30, 2002 totaled $536 million with an average cost of 2.7 percent and maturities of up to three months. The credit ratings of the Company’s debt continue to be classified as on watch with negative implications by Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. These classifications continue to increase the cost of borrowing and decrease the availability of commercial paper with longer maturities to the Company.

The Company amended and restated the $1.8 billion revolving credit agreement that expired on January 22, 2002 in a reduced aggregate amount of $1.25 billion with 20 banks. This agreement will expire January 21, 2003. The Company has an option to extend the maturity of outstanding borrowings at that time to January 21, 2004. The Company continues to maintain an additional revolving credit agreement in an amount of $1 billion that will expire in January 2005. Both of the revolving credit agreements provide an alternative source of liquidity and backup support for commercial paper and other short-term borrowings. There were no borrowings outstanding under the Company’s revolving credit agreements at June 30, 2002. The Company is in compliance with the covenants contained in these agreements.

At June 30, 2002, the aggregate amount of funds provided by accounts receivables securitized was $350 million, an increase of $23 million since December 31, 2001. This transaction is accounted for as a sale of the receivables and reduces the amount of short-term debt reported by the Company.

Long-term debt (including the current portion of long-term debt) at June 30, 2002 was $4.9 billion, a decrease of $0.7 billion since December 31, 2001. This decrease was principally due to the repayment of $700 million of maturing U.S. long-term debt during the first half of 2002. During the first quarter, the Company refinanced $250 million of commercial paper borrowings by entering into a term loan agreement with 10 banks due January 25, 2005. The interest rate under the agreement is either the prime rate or a rate based on London Interbank Offered Rate (LIBOR), at the option of the Company.

At June 30, 2002, $100 million of short-term obligations were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its revolving credit agreements. This is a reduction of $250 million since December 31, 2001.

At June 30, 2002, the fair value of the hedge portion of the Company’s share sale agreements was $201 million, an increase of $57 million from December 31, 2001, as a result of changes in the underlying stocks hedged. The fair value of the Company’s foreign currency forward contracts was a gain of $20 million at June 30, 2002, which is an increase of $66 million from December 31, 2001, due primarily to strengthening in the euro and British pound sterling.

The Company has $1.2 billion available under its universal shelf registration statement for issuance of securities.

If the transaction contemplated by the merger agreement with Northrop is consummated, the Company will become a wholly-owned subsidiary of Northrop. The closing of the merger will constitute an event of default under the Company’s revolving credit agreements, $350 million of long-term bank loan agreements and $350 million accounts receivable securitization program. Such an event of default would provide the lenders under the Company’s revolving credit facilities and outstanding term loans the right to accelerate payment of borrowings under and cancel the agreements. Such an event of default would also be cause for termination of the Company’s accounts receivable securitization program. The Company plans to repay or restructure such indebtedness or facilities, negotiate waivers of any such termination events or make alternative arrangements in conjunction with Northrop Grumman to avoid a disruption in the Company’s sources of liquidity. However, there can be no assurance as to the nature or adequacy of any plans or arrangements that may be ultimately implemented.

Under the merger agreement, the Company expects to make a number of payments at or prior to the time of the merger related to outstanding awards under the Company’s long-term incentive plans, the funding of trusts pursuant to the terms of existing employment continuation agreements and the Company’s key executive life insurance plan, annual incentive compensation, agreements with financial advisors and other merger-related expenses. The Company currently estimates that the maximum aggregate amount of such payments will be approximately $820 million.

This figure includes an estimated $175 million maximum amount that may become payable under the cash election alternatives that the Company will provide holders of stock options, restricted stock and restricted stock units unless the Company or Northrop reasonably determines that such an election could be deemed to be a tender offer for TRW common stock by the Company. This estimate is based on the total number of these securities outstanding as of August 12, 2002, and assumes no exercises of stock options or forfeitures of these securities between that date and the closing of the merger. If security holders do not elect such payment or the payment election option is not offered, the amount of cash payments due from the Company would be reduced.

The amount of certain payments included in the amounts set forth above would depend on the price of TRW common stock over a period of time preceding the merger, and the foregoing estimates are based on a stock price of $60 per share. The maximum amount of cash payments would be reduced to the extent the relevant average TRW stock price is below $60 per share.

Management believes that the Company will have adequate funds available to make the foregoing payments and to continue to meet its other cash needs. In the event that the Company consummates its proposed sale of its Aeronautical Systems business prior to the closing of the merger, the Company expects to use a portion of the proceeds to fund such payments. In the event that the closing of this sale does not occur prior to the closing, management believes it will have adequate sources of financing available through its credit facilities prior to the merger and through other arrangements to be made for the period following the merger. However, the foregoing payment obligations may have a material adverse affect on the Company’s cash flow prior to and following the merger and may adversely affect the Company’s liquidity position.

Including the assets and liabilities of the Aeronautical Systems business that are held for sale, the Company had a working capital deficiency of $165 million at June 30, 2002 due primarily to effective working capital management and debt maturing within one year. Management believes that sufficient resources from funds generated by operations, dispositions and existing borrowing capacity are available to maintain liquidity.

Other Matters

On July 26, 2002 the Company gave notice that on August 30, 2002 all outstanding shares of its Cumulative Serial Preference Stock II, $4.40 Convertible Series 1 (the “Series 1 Preferred Stock”), will be redeemed at a redemption price of $104 per share, and all outstanding shares of its Cumulative Serial Preference Stock II, $4.50 Convertible Series 3 (the “Series 3 Preferred Stock”), will be redeemed at a redemption price of $100 per share.

Prior to redemption, holders of Series 1 Preferred Stock have an existing right to convert each of their shares into 8.8 shares of TRW common stock and holders of Series 3 Preferred Stock have an existing right to convert each of their shares into 7.448 shares of TRW common stock. The right to convert shares of Series 1 and Series 3 Preferred Stock into shares of TRW common stock will terminate on the close of business on August 30, 2002. As of July 24, 2002, approximately 77,800 shares of Series 1 and Series 3 Preferred Stock were outstanding. To the extent that all of these shares are converted into TRW common stock, then approximately 617,400 shares of TRW common stock will be issued.

The regular quarterly dividends of $1.10 per share on the Series 1 Preferred Stock and $1.125 per share on the Series 3 Preferred Stock, are payable on September 15, 2002 to holders of record on August 9, 2002.

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

Shareholders should be aware that the preparation of any such forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company’s control. Further, the Company’s results could be affected by the ability to obtain new contract awards; the level of defense funding by the government and the termination of existing government contracts; pricing pressures from customers; moderation or decline in the automobile build rate; changes in consumer debt levels; work stoppages; unanticipated downturn in the financial condition of, or business relationships with customers or suppliers; the ability to reduce the level of outstanding debt from cash flow from operations and the proceeds from asset dispositions; a credit rating downgrade; increase in interest rates; customer recall and warranty claims; product liability and litigation issues; changes to the regulatory environment regarding automotive safety; the introduction of competing products or technology by competitors; the ability to attract and retain skilled employees with high-level technical competencies; the financial results of companies in which the Company has made technology investments; the availability of funding for research and development; economic, regulatory and political domestic and international conditions; fluctuations in currency exchange rates; and the impact of additional terrorist attacks, which could result in reduced automotive production, disruptions to the transportation system, or significant and prolonged disruption to air travel. In addition, there can be no assurance: (i) regarding the completion of the Company’s proposed merger with Northrop, (ii) regarding the completion of the sale of the Company’s Aeronautical Systems business; (iii) that the necessary government approvals for such transactions will be obtained; (iv) that the Company will be successful in reducing the amount of its indebtedness, or that the methods described for debt reduction will be utilized; (v) regarding the nature or adequacy of any plans or arrangements that may be implemented with respect to events of default that may occur upon the closing of the proposed merger with Northrop under TRW's debt facilities or receivables securitization program; (vi) as to the amount by which debt will be reduced; (vii) that the Company’s strategic plan will deliver any particular level of value to TRW shareholders; (viii) that defense spending will rise and research, development, test and evaluation budgets will increase; (ix) that North American 2002 light vehicle production will increase from 2001 levels; (x) that 2002 earnings per share estimates will be met or exceeded; (xi) with respect to the expected amounts of the Company’s operating cash flows in 2002, that such amounts will be utilized to reduce the amount of the Company’s indebtedness; (xii) with respect to the amounts that will be realized, if any, by the Company from divestitures; (xiii) with respect to the amount of sales, earnings per share or cash flow that will be realized by the Company in 2002; or (iv) that the Company’s costs will decrease in 2002. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. The above list of important factors is not exclusive.

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

Based on the Company’s interest rate exposure on variable rate borrowings at June 30, 2002, a one-percentage-point increase in the average interest rate on the Company’s variable rate borrowings would increase future interest expense by approximately $1 million per month.

Based on the Company’s exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at June 30, 2002, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a $123 million loss in fair value.

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

Refer to the Financial Instruments note to financial statements for further discussion of derivative instruments as of June 30, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as described in Part II, Item 1 of TRW’s Form 10-Q filing for the quarter ended March 31, 2002 and except as provided below, there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in TRW’s Annual Report on Form 10-K for the year ended December 31, 2001.

The lawsuit filed by Northrop against TRW, referred to in Part II, Item 1 of TRW’s Form 10-Q filing for the quarter ended March 31, 2002, was been dismissed with prejudice on July 15, 2002 as agreed by Northrop and TRW in the Merger Agreement.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company held its 2002 Annual Meeting of Shareholders on April 24, 2002.

The Company held a Special Meeting of Shareholders on May 3, 2002.

(c)	At the Company’s Annual Meeting of Shareholders held on April 24, 2002:

Martin Feldstein was elected a Director of the Company with 108,443,289 votes for election, 1,081,691 votes withheld from voting and 0 broker non-votes.

Robert M. Gates was elected a Director of the Company with 108,437,981 votes for election, 1,086,999 votes withheld from voting and 0 broker non-votes.

Clive R. Hollick was elected a Director of the Company with 108,438,892 votes for election, 1,086,088 votes withheld from voting and 0 broker non-votes.

David Baker Lewis was elected a Director of the Company with 108,426,196 votes for election, 1,098,784 votes withheld from voting and 0 broker non-votes.

The shareholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002 with 103,355,407 votes for, 3,495,471 votes against, 2,673,885 votes abstaining and 0 broker non-votes.

The shareholders approved a proposal by Northrop requesting that TRW’s board of directors provide non-public information regarding TRW to Northrop in order that Northrop may consider if an increase in the consideration offered in its then-pending exchange offer is warranted, with 55,226,401 shares for, 45,376,971 against, 2,213,913 votes abstaining and 0 broker non-votes.

The shareholders defeated Northrop’s proposal requesting that TRW’s board of directors establish a committee of “independent directors” to evaluate Northrop’s exchange offer and any other proposals received by TRW, with 35,416,768 votes for, 65,212,404 votes against, 2,188,114 votes abstaining and 0 broker non-votes.

The shareholders defeated Northrop’s proposal requesting that TRW take all actions within its authority to let shareholders decide for themselves whether to exchange their TRW shares for Northrop common stock, with 81,083,692 votes against, 19,410,984 shares for, 2,322,608 shares abstaining and 0 broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting to name the directors who have philanthropic links to the Company and the latest annual sum with 5,573 votes for, 89,041,421 votes against, 0 votes abstaining, and 0 broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting to report which directors who have philanthropic links to the Company serve on the Audit Committee with 5,573 votes for, 89,041,421 votes against, 0 votes abstaining, and 0 broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting to name the directors who do not attend the annual shareholders’ meeting with 7,933 votes for, 89,039,061 votes against, 0 votes abstaining, and 0 broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting to report whether the Company’s auditors perform audit consulting services and name any other categories of consulting services the Company’s auditors perform and the percentage of their overall fee for each category above 10% of their annual fee with 7,933 votes for, 89,039,061 votes against, 0 votes abstaining, and 0 broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting to report the topics of any Rule 14a-8 shareholder proposals that were submitted to the Company with 7,745 votes for, 89,039,061 votes against, 188 votes abstaining, and 0 broker non-votes.

The shareholders defeated a proposal raised by a shareholder from the floor of the meeting to report the outcome of any Rule 14a-8 shareholder proposal submittals including challenges the Company made to the Securities and Exchange Commission with 7,745 votes for, 89,039,061 votes against, 188 votes abstaining, and 0 broker non-votes.

A Special Meeting of TRW Shareholders held on May 3, 2002 to vote on Northrop’s Control Share Acquisition proposal. At the Special Meeting:

The holders of 93,901,254 million, or 74.0 percent, of TRW common and preferred stock were represented in person or by proxy and a quorum was present. Under Ohio law, authorization of Northrop’s Control Share Acquisition Proposal required the approval of a majority of the TRW shares represented at the meeting and the approval of a majority of all “disinterested shares” represented at the meeting. “Disinterested shares” generally excludes shares that were: (1) held by any officer of TRW elected or appointed by the Board, (2) held by any employee director of TRW, (3) purchased between February 22, 2002 and March 28, 2002 if the total amount paid for the shares exceeded $250,000, (4) shares held by the “acquiring person” and (5) any shares that were voted without a certification. The proposal was rejected on both counts.

Of the 93,901,254 shares represented and voting at the meeting, 37,059,656 votes were for the proposal, 56,542,301 votes were against the proposal, 299,297 votes abstained, and there were 0 broker non-votes.

Of the 60,218,072 TRW “disinterested shares” represented at the meeting 23,768,899 were voted for the proposal, 36,228,746 were voted against the proposal, 220,427 abstained, and there were 0 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	2	Agreement and Plan of Merger, dated as of June 30, 2002, by and among TRW Inc., Northrop Grumman Corporation and Richmond Acquisition Corp. (Exhibit 2.1 to TRW Current Report on Form 8-K filed July 1, 2002, File No. 1-2384, is incorporated herein by reference)

	10(a)	Amendment No. 2, dated as of April 1, 2002 to Receivables Purchase Agreement dated as of November 20, 2001 among TRW Receivables Inc., as Seller, TRW Inc., as Servicer, Charta Corporation, Ciesco, L.P., Corporate Asset Funding Company, Inc., Corporate Receivables Corporation, and WCP Funding, Inc., as the Conduit Purchasers, Citibank, N.A. as Committed Purchaser and Managing Agent, and Citicorp North America, Inc., as Agent for the Conduit Purchasers and the Committed Purchasers.

	10(b)	Retention and Severance Agreement between TRW Inc. and Howard V. Knicely (Exhibit (e)(2) to Amendment No. 15 to Schedule 14D-9 filed by TRW on May 31, 2002, is incorporated herein by reference)

	10(b)	Retention and Severance Agreement between TRW Inc. and Timothy W. Hannemann (Exhibit (e)(7) to Amendment No. 15 to Schedule 14D-9 filed by TRW on May 31, 2002, is incorporated herein by reference)

	10(d)	Master Agreement of Purchase and Sale between Goodrich Corporation and TRW Inc. dated as of June 18, 2002

	10(e)	Employment Continuation Agreement Deferred Compensation Plan dated as of June 21, 2002

	15	Letter re: Unaudited Financial Information

	99(a)	Computation of Ratio of Earnings to Fixed Charges – Unaudited (Supplement to Exhibit 12 of the following Registration Statements of the Company: No. 333-89133 on Form S-3 and No. 333-48443 on Form S-3)

	99(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99(c)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99(d)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K, dated April 15, 2002, regarding TRW’s announcement advising shareholders to take no action at that time in response to Northrop’s revised $53 per share exchange offer. TRW urged shareholders to await the recommendation of TRW’s directors.

Current Report on Form 8-K, dated April 17, 2002, regarding TRW’s announcement announcing the recommendation of the Board of Directors with respect to Northrop’s revised exchange offer.

Current Report on Form 8-K, dated May 17, 2002, regarding a presentation made by TRW Inc. and TRW’s responses to questions at an investor conference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Inc.

Date: August 13, 2002	By: /s/ W. B. Lawrence W. B. Lawrence Executive Vice President, General Counsel and Secretary

By: /s/ Robert H. Swan Robert H. Swan Executive Vice President and Chief Financial Officer