Form 10-Q
period 2002-09-30
TRW INC
filed 2002-11-06
CIK 100030

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Yes      X     No

As of November 4, 2002, there were 129,542,099 shares of
TRW Common Stock, $0.625 par value, outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EX-10(a) Amd #3 to Receivables Purchase Agreement
EX-10(b) Form of Am. to Emp. Contin. Agts
EX-10(c) Deferred Comp Plan Non-Employee Directors
EX-10(d) Deferred Compensation Plan
EX-10(e) Benefits Equalization Plan
EX-10(f) Supplementary Retirement Income Plan
EX-10(g) Form of 2001-2002 Incentive Program Grant
EX-10(h) Form of 2001-2003 Incentive Program Grant
EX-10(i) Form of 2002-2004 Incentive Program Grant
EX-15 Letter Re: Unaudited Financial Information
EX-99(a) Cert. of Principal Executive Officer
EX-99(b) Cert. of Principal Executive Officer
EX-99(c) Cert. of Principal Financial Officer

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Statements of Operations (unaudited)
TRW Inc. and subsidiaries

	Quarter ended September 30		Nine months ended September 30

(In millions except per share data)	2002	2001	2002	2001

Sales	$3,946	$3,593	$12,065	$11,501
Cost of sales	3,439	3,091	10,438	9,966

Gross profit	507	502	1,627	1,535

Administrative and selling expenses	195	211	621	654
Research and development expenses	83	95	276	288
Interest expense	90	117	295	368
Amortization of intangible assets and goodwill in 2001	4	36	12	84
Other (income)expense-net	(19)	178	(37)	226

Earnings(loss) from continuing operations before income taxes and extraordinary items	154	(135)	460	(85)
Income taxes(benefit)	59	(42)	163	(12)

Earnings(loss) from continuing operations before extraordinary items	95	(93)	297	(73)
Discontinued operations, net of income taxes	(82)	13	(754)	51

Earnings(loss) before extraordinary items	13	(80)	(457)	(22)
Extraordinary items, net of income taxes	—	—	2	—

Net earnings(loss)	$13	$(80)	$(455)	$(22)

Per share of common stock
Diluted earnings per share
Earnings(loss) from continuing operations before extraordinary items	$0.74	$(0.75)	$2.33	$(0.58)
Discontinued operations	(0.64)	0.10	(5.92)	0.40
Extraordinary items	—	—	0.02	—

Net earnings(loss)	$0.10	$(0.65)	$(3.57)	$(0.18)

Basic earnings per share
Earnings(loss) from continuing operations before extraordinary items	$0.74	$(0.75)	$2.33	$(0.58)
Discontinued operations	(0.64)	0.10	(5.92)	0.40
Extraordinary items	—	—	0.02	—

Net earnings(loss)	$0.10	$(0.65)	$(3.57)	$(0.18)

Dividends declared	$0.175	$0.35	$0.35	$0.70

Shares used in computing per share amounts
Diluted	129.1	125.2	127.4	124.5
Basic	128.6	125.2	127.4	124.5

Balance Sheets (unaudited)
TRW Inc. and subsidiaries

	September 30	December 31
(In millions)	2002	2001

Assets
Current assets
Cash and cash equivalents	$313	$213
Accounts receivable	1,684	1,418
Interest in securitized receivables	214	162
Inventories	622	575
Prepaid expenses	156	160
Deferred income taxes	312	201
Assets of business held for sale	1,650	2,018

Total current assets	4,951	4,747

Property, plant and equipment-on the basis of cost	8,179	7,924
Less accumulated depreciation and amortization	5,013	4,641

Total property, plant and equipment-net	3,166	3,283

Intangible assets	543	586
Less accumulated amortization	295	272

Intangible assets-net	248	314

Goodwill	2,613	2,417
Investments in affiliated companies	111	243
Other notes and accounts receivable	170	204
Other assets	280	480
Prepaid pension cost	3,032	2,756

	$14,571	$14,444

Liabilities and shareholders’ investment
Current liabilities
Short-term debt	$763	$115
Trade accounts payable	1,709	1,575
Current portion of long-term debt	100	724
Liabilities of business held for sale	431	423
Other current liabilities	2,023	2,029

Total current liabilities	5,026	4,866

Long-term debt	4,768	4,865
Long-term liabilities	1,765	1,827
Deferred income taxes	922	626
Minority interests in subsidiaries	87	74
Shareholders’ investment
Capital stock	81	79
Other capital	491	480
Retained earnings	1,954	2,468
Treasury shares-cost in excess of par value	(234)	(372)
Accumulated other comprehensive income(loss)	(289)	(469)

Total shareholders’ investment	2,003	2,186

	$14,571	$14,444

Statements of Cash Flows (unaudited)
TRW Inc. and subsidiaries

	Nine months ended September 30

(In millions)	2002	2001

Operating activities
Net earnings(loss)	$(455)	$(22)
Adjustments to reconcile net earnings(loss) to net cash provided by operating activities:
Discontinued operations	754	(51)
Depreciation and amortization	468	506
Pension income	(193)	(184)
Net gain on sale of assets	(31)	(199)
Asset impairment charges	31	346
Pending and threatened litigation	—	97
Deferred income taxes	79	(51)
Other-net	53	83
Changes in assets and liabilities, net of effects of businesses acquired or divested:
Accounts receivable, net	(302)	36
Accounts receivable securitized	43	—
Inventories	(36)	11
Trade accounts payable	87	(40)
Prepaid expenses and other liabilities	7	(95)
Other-net	109	112

Net cash provided by operating activities of continuing operations	614	549

Investing activities
Capital expenditures including other intangibles	(350)	(440)
Net proceeds from sales of assets	94	169
Other-net	17	(79)

Net cash used in investing activities of continuing operations	(239)	(350)

Financing activities
Increase(decrease) in short-term debt	397	(391)
Proceeds from debt in excess of 90 days	478	998
Principal payments on debt in excess of 90 days	(991)	(811)
Dividends paid	(67)	(132)
Other-net	(78)	100

Net cash used in financing activities of continuing operations	(261)	(236)
Effect of exchange rate changes on cash	9	10
Net cash (used in)provided by discontinued operations	(23)	1

Increase(decrease) in cash and cash equivalents	100	(26)
Cash and cash equivalents at beginning of period	213	248

Cash and cash equivalents at end of period	$313	$222

NOTES TO FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K filed on September 3, 2002.

Reclassifications

The Company’s Aeronautical Systems business is reported as discontinued operations, net of applicable income taxes in the Statement of Operations for all periods presented. In addition, the assets and liabilities of the Aeronautical Systems business have been reclassified as held for sale.

Certain amounts in the prior year financial statements and related notes have been reclassified to conform to the current year presentation.

TRW and Northrop Grumman Merger Agreement

On June 30, 2002 the Company, Northrop Grumman Corporation (Northrop) and Richmond Acquisition Corp., a wholly-owned subsidiary of Northrop, entered into a definitive merger agreement, whereby Northrop will acquire all of the Company’s outstanding common stock and the Company will become a wholly-owned subsidiary of Northrop. In the merger, each share of the Company’s common stock will be converted into the right to receive a number of shares of Northrop common stock equal to the exchange ratio. The exchange ratio is calculated by dividing $60 by the average closing sale prices for a share of Northrop common stock on the New York Stock Exchange during the five consecutive trading days ending on (and including) the second trading day prior to the date the merger is completed. However, in no event will the exchange ratio be greater than 0.5357 ($60/$112) or less than 0.4348 ($60/$138), even if the actual average price per share of Northrop common stock used to calculate the exchange ratio is less than $112 or greater than $138. On October 16, 2002, the European Commission announced that it had completed its review and approved the transaction. The statutory waiting period applicable to the merger pursuant to the U.S. Hart-Scott-Rodino Act expired on October 15, 2002, although the Department of Justice is still reviewing the transaction. Northrop and the Company have agreed that they will notify the Justice Department of their intent to complete the transaction no sooner than ten business days prior to the earlier of Northrop’s stockholders meeting or the Company’s shareholders meeting relating to the merger. The merger requires approval by the shareholders of the Company and Northrop and both companies have scheduled special meetings of shareholders for December 11, 2002 to vote on the proposed merger. Northrop has announced that after the completion of the merger, it plans to separate the Company’s automotive business, either through a sale or a spin-off of the business to shareholders.

If the transaction contemplated by the merger agreement with Northrop is consummated, the Company will become a wholly-owned subsidiary of Northrop. The closing of the merger will constitute an event of default under the Company’s revolving credit agreements, long-term bank loan agreements and accounts receivable securitization program. Such an event of default would provide the lenders under the Company’s revolving credit facilities and outstanding term loans the right to accelerate payment of borrowings under and cancel the agreements. Such an event of default would also be cause for termination of the Company’s accounts receivable securitization program. The Company plans to repay or restructure such indebtedness or facilities, negotiate waivers of any such termination events or make alternative arrangements in conjunction with Northrop to avoid a disruption in the Company’s sources of liquidity. However, there can be no assurance as to the nature or adequacy of any plans or arrangements that may be ultimately implemented.

Accounting Pronouncements

Effective January 1, 2002, the Company adopted Financial Accounting Standards Board (FASB) SFAS 141, “Business Combinations,” SFAS 142, “Goodwill and Intangible Assets,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 141 requires that acquisitions entered into after June 30, 2001 are to be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. As a result of the Company’s analysis, only the value of assembled workforce of approximately $54 million was reclassified from intangible assets to goodwill at January 1, 2002.

SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized. Goodwill was tested for impairment by comparing the assets’ fair values to their carrying values. During the second quarter, management completed the valuations of its reporting units and based on the valuations, goodwill was determined not to be impaired. With the adoption of SFAS 142, the Company also reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments, which resulted in no adjustments being made. In accordance with SFAS 142, amounts in 2001 have not been restated.

The following table reflects the reconciliation of reported earnings(loss) from continuing operations before extraordinary items to adjusted net earnings(loss) and related per share amounts for the exclusion of goodwill amortization.

	Quarter ended		Nine months ended
	September 30		September 30

(In millions except per share data)	2002	2001	2002	2001

Net earnings(loss)
Reported earnings(loss) from continuing operations before extraordinary items	$95	$(93)	$297	$(73)
Add back: Goodwill amortization, net of tax	—	18	—	53

Adjusted earnings(loss) from continuing operations before extraordinary items	95	(75)	297	(20)
Reported discontinued operations, net of tax	(82)	13	(754)	51
Add back: Goodwill amortization, net of tax	—	5	—	14
Extraordinary items, net of tax	—	—	2	—

Adjusted net earnings(loss)	$13	$(57)	$(455)	$45

Per share of common stock
Diluted and Basic
Reported earnings(loss) from continuing operations before extraordinary items	$0.74	$(0.75)	$2.33	$(0.58)
Add back: Goodwill amortization, net of tax	—	0.15	—	0.42

Adjusted earnings(loss) from continuing operations before extraordinary items	0.74	(0.60)	2.33	(0.16)
Reported discontinued operations, net of tax	(0.64)	0.10	(5.92)	0.40
Add back: Goodwill amortization, net of tax	—	0.04	—	0.12
Extraordinary items, net of tax	—	—	0.02	—

Adjusted net earnings(loss)	$0.10	$(0.46)	$(3.57)	$0.36

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The statement is effective for the Company beginning January 1, 2003. Management will evaluate the impact of SFAS 146 upon adoption.

Other (Income)Expense-Net

	Quarter ended		Nine months ended
	September 30		September 30

(In millions)	2002	2001	2002	2001

Net gain on sale of assets	$(4)	$(174)	$(31)	$(199)
Asset impairments	21	257	24	322
Pending and threatened litigation	—	97	—	97
(Earnings)loss of affiliates	(5)	5	(4)	26
Foreign currency exchange	1	(1)	2	(4)
Favorable litigation ruling	(25)	—	(25)	—
Miscellaneous other (income)expense	(7)	(6)	(3)	(16)

	$(19)	$178	$(37)	$226

During the third quarter of 2002, the Company recorded asset impairment charges primarily related to the write-down of investments in affiliates.

During the third quarter of 2001, the Company recorded net gain on sale of assets, which primarily included the sales of RF Micro Devices, Inc. (RFMD) common stock, and asset impairment charges of $257 million, primarily related to its investment in Astrolink. In addition to the third quarter of 2001 asset impairment charges, the Company recorded asset impairment charges of $65 million related to its investment in, and its share of asset impairment recorded by Endwave Corporation (Endwave) in the nine months ended September 30, 2001.

Operating Segments

As a result of the sale of Aeronautical Systems, the business is reported as discontinued operations.

	Quarter ended		Nine months ended
	September 30		September 30

(In millions)	2002	2001	2002	2001

Sales
Automotive	$2,545	$2,327	$7,956	$7,634
Systems	905	761	2,602	2,349
Space & Electronics	496	505	1,507	1,518

Sales	$3,946	$3,593	$12,065	$11,501

Profit(loss) before taxes
Automotive	$120	$92	$407	$298
Systems	62	40	186	141
Space & Electronics	26	(47)	103	(53)

Profit(loss) before taxes	208	85	696	386

Corporate expense and other	(10)	(152)	(59)	(221)
Financing costs	(92)	(118)	(303)	(371)
Net employee benefits income	48	50	126	121

Earnings(loss) from continuing operations before income taxes and extraordinary items	$154	$(135)	$460	$(85)

Goodwill amortization included in each segment for the third quarter and the nine months ended September 30, 2001, respectively, was $18 million and $49 million for Automotive and $4 million and $13 million for Systems. Goodwill amortization included in Space & Electronics for the nine months ended September 30, 2001 was $1 million.

Intersegment sales

	Quarter ended		Nine months ended
	September 30		September 30

(In millions)	2002	2001	2002	2001

Automotive	$1	$—	$1	$2
Systems	41	44	125	139
Space & Electronics	8	15	20	45

Inventories

	September 30	December 31
(In millions)	2002	2001

Finished products and work in process	$351	$324
Raw materials and supplies	271	251

	$622	$575

Supplemental Cash Flow Information

	Nine months ended
	September 30

(In millions)	2002	2001

Interest paid, net of amount capitalized	$263	$317
Income taxes paid, net of refunds	8	17

Restructurings

Automotive

Severance costs and plant closing accruals related to restructuring plans, including reorganizing and downsizing operations, were $145 million at December 31, 2001. During the nine months ended September 30, 2002, additional net charges of $11 million before tax were recorded primarily in cost of sales, of which $2 million was recorded in the third quarter. For the third quarter and nine months ended September 30, 2002, $30 million and $81 million, respectively, was used for severance payments and costs related to the consolidation of certain facilities. A gross reduction of over 1,500 employees as well as the closure of three manufacturing facilities related to these restructuring programs were achieved during the nine months ended September 30, 2002. The majority of the remaining balance of $75 million is expected to be used by the end of 2002.

Corporate

During 2001, the Company announced restructuring actions to reduce employee headcount and related costs. The Company had restructuring reserves of $10 million for severance and related costs at December 31, 2001. During the nine months ended September 30, 2002, $6 million was used primarily for severance payments, of which $1 million was used in the third quarter. In the third quarter of 2002, the Company returned to profit $2 million as a result of changes in circumstances as to the extent of the program. The balance of $2 million is expected to be used by the end of 2002.

Asset Impairments

During the nine months ended September 30, 2002, the Company recorded before tax asset impairment charges of $19 million, of which $17 million was recorded during the third quarter. These charges related to the write-down of investments as a result of declines in market values which were determined by management to be other than temporary. The charges were primarily recorded in other (income)expense-net. In addition, before tax asset impairment charges for the nine months ended September 30, 2002 of $12 million were recorded, of which $11 million was in the third quarter, related to the write-down of other assets. These charges were recorded in cost of sales and other (income)expense-net. The assets were written down to fair value based upon current market values of the assets.

Accounts Receivable Securitized

During the fourth quarter of 2001, the Company established a $350 million accounts receivable securitization program. Under this program, the Company sells accounts receivable to a wholly-owned, fully consolidated, bankruptcy remote, special purpose subsidiary, TRW Receivables Inc. In contemplation of the sale of the Company’s Aeronautical Systems business, TRW Receivables Inc. sold back the accounts receivable of the participating Aeronautical Systems units. At the same time, the size of the securitization program was reduced from $350 million to $325 million. The outstanding balance of receivables sold to the special purpose subsidiary at September 30, 2002 was $522 million compared to $489 million at December 31, 2001, of which $64 million related to Aeronautical Systems. The undivided interest in the receivables portfolio sold to the financial conduits at September 30, 2002 was $308 million compared to $327 million at December 31, 2001. The loss on sale for the third quarter and nine months of 2002 was $2 million and $5 million, respectively, and was recorded in other (income)expense-net.

The table below summarizes certain cash flow information of the special purpose subsidiary for the nine months ended September 30, 2002:

(In millions)

Average monthly proceeds from receivables securitization	$315
Monthly accumulation of proceeds from receivables securitization	2,831

This transaction is accounted for as a sale of the receivables under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Financial Instruments

Foreign currency forward contracts – The Company manufactures and sells its products in countries throughout the world. As a result, it is exposed to fluctuations in foreign currency exchange rates. The Company enters into forward contracts and, to a lesser extent, purchased currency options to hedge portions of its foreign currency denominated forecasted revenues, purchases and the subsequent cash flows. The critical terms of the hedges are the same as the underlying forecasted transactions, and the hedges are considered to be perfectly effective to offset the changes in fair value of cash flows from the hedged transactions. Gains or losses on these instruments, which mature at various dates through April 2007, are generally recorded in other comprehensive income(loss) until the underlying transaction is recognized in net earnings. The earnings impact is reported in the Statements of Operations in the same account as the underlying transaction. The Company designated these contracts as cash flow hedges. The fair values of foreign currency forward contracts related to the Aeronautical Systems business are reported in the Balance Sheets in assets and liabilities of business held for sale.

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

At September 30, 2002, the Company had foreign currency derivative contracts outstanding with a notional amount of $1.8 billion, denominated principally in the U.S. dollar, the euro and the British pound, of which $1.2 billion related to the Aeronautical Systems business. Foreign exchange contracts are placed with a number of major financial institutions to minimize credit risk. No collateral is held in relation to the contracts, and the Company anticipates that these financial institutions will satisfy their obligations under the contracts. The fair market value of the foreign currency derivative contracts was a gain of $33 million at September 30, 2002.

Interest rate swap agreements – The Company enters into interest rate swaps to manage the risks and costs associated with its financing activities. The net payments or receipts under the agreements are recognized as an adjustment to interest expense. At September 30, 2002, the Company had $100 million notional principal amount of interest rate swaps outstanding that converted a portion of its variable rate debt to a fixed rate through August 2005. The interest rate swaps have a fair market value loss of $14 million at September 30, 2002. These agreements were designated as cash flow hedges.

Forward share sale agreements – The Company hedges certain equity investments in publicly traded companies. These instruments protect the forecasted cash flows resulting from the sale of shares in the Company’s investments in RFMD and Applera Corporation – Celera Genomics Group (Celera). The fair market value of these hedges as of September 30, 2002 was a $207 million gain. These agreements were designated as cash flow hedges.

The following table represents the movement of amounts reported in other comprehensive income(loss) of deferred cash flow hedges, net of tax.

	Quarter ended		Nine months ended
	September 30		September 30

(In millions)	2002	2001	2002	2001

Beginning balance	$79	$(57)	$(2)	$—
Net change in derivative fair value and other movements	21	53	100	(8)
Amounts reclassified to earnings	(7)	2	(5)	6

Other comprehensive income(loss)	$93	$(2)	$93	$(2)

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

Preference Stock Redemption

On August 30, 2002, the Company redeemed all outstanding shares of its Cumulative Serial Preference Stock II, $4.40 Convertible Series 1 at a redemption price of $104 per share and all outstanding shares of its Cumulative Serial Preference Stock II, $4.50 Convertible Series 3 at a redemption price of $100 per share.

Earnings Per Share

	Quarter ended		Nine months ended
	September 30		September 30

(In millions except per share data)	2002	2001	2002	2001

Numerator
Earnings(loss) from continuing operations before extraordinary items	$95.2	$(93.1)	$296.9	$(72.7)
Discontinued operations	(82.2)	12.3	(754.2)	50.4

Earnings(loss) before extraordinary items	13.0	(80.8)	(457.3)	(22.3)
Extraordinary items	—	—	2.5	—

Net earnings(loss)	13.0	(80.8)	(454.8)	(22.3)
Preferred stock dividends	—	(0.1)	(0.3)	(0.4)

Numerator for basic earnings per share — net earnings(loss) available to common shareholders	13.0	(80.9)	(455.1)	(22.7)
Effect of dilutive securities
Preferred stock dividends	—	0.1	0.3	0.4

Numerator for diluted earnings per share — net earnings(loss) available to common shareholders	$13.0	$(80.8)	$(454.8)	$(22.3)

Denominator
Denominator for basic earnings per share — weighted-average common shares	128.6	125.2	127.4	124.5
Effect of dilutive securities
Convertible preferred stock	(1.3)	—	—	—
Employee stock options	1.8	—	—	—

Dilutive potential common shares	0.5	—	—	—

Denominator for diluted earnings per share — adjusted weighted-average shares after assumed conversions	129.1	125.2	127.4	124.5

Earnings Per Share
Diluted:
Earnings(loss) from continuing operations before extraordinary items	$0.74	$(0.75)	$2.33	$(0.58)
Discontinued operations	(0.64)	0.10	(5.92)	0.40
Extraordinary items	—	—	0.02	—

Net earnings(loss)	$0.10	$(0.65)	$(3.57)	$(0.18)

Basic:
Earnings(loss) from continuing operations before extraordinary items	$0.74	$(0.75)	$2.33	$(0.58)
Discontinued operations	(0.64)	0.10	(5.92)	0.40
Extraordinary items	—	—	0.02	—

Net earnings(loss)	$0.10	$(0.65)	$(3.57)	$(0.18)

Comprehensive Income(Loss)

The components of comprehensive income(loss), net of tax, including components related to discontinued operations, for the third quarter and nine months of 2002 and 2001 are as follows:

	Quarter ended		Nine months ended
	September 30		September 30

(In millions)	2002	2001	2002	2001

Net earnings(loss)	$13	$(80)	$(455)	$(22)
Foreign currency exchange gain(loss)	(34)	145	153	(44)
Unrealized loss on securities	—	(228)	(68)	(231)
Unrealized gain(loss) on cash flow hedges	14	55	95	(2)
Minimum pension liability	(1)	—	—	—

Comprehensive income(loss)	$(8)	$(108)	$(275)	$(299)

The components of accumulated other comprehensive income(loss), net of tax, including components related to discontinued operations, at September 30, 2002 and December 31, 2001 are as follows:

	September 30	December 31
(In millions)	2002	2001

Foreign currency exchange loss	$(371)	$(524)
Unrealized gain on securities	50	118
Unrealized gain(loss) on cash flow hedges	93	(2)
Minimum pension liability adjustments	(61)	(61)

Accumulated other comprehensive income(loss)	$(289)	$(469)

Contingencies

Various claims, lawsuits and administrative proceedings with respect to commercial, product liability and environmental matters are pending or threatened against the Company or its subsidiaries, arising from the ordinary course of business.

Further, claims may be asserted in the future for events not currently known by management. Although the ultimate liability from these potential claims cannot be ascertained at September 30, 2002, management does not anticipate that any related liability, after consideration of insurance recovery, would have a material adverse effect on the Company’s financial position.

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

On October 1, 2002, International Truck & Engine Corporation notified the National Highway Traffic Safety Administration of a program to effect a voluntary safety recall of hydraulic anti-lock brake systems electronic control units manufactured by Kelsey-Hayes Company. On October 1, 2002, International Truck’s parent filed a Current Report on Form 8-K (a) disclosing that it seeks to recover costs associated with its voluntary recall from the manufacturer of the electronic control units and (b) indicating that it expects to record a pre-tax charge of approximately $51 million for estimated recall costs. On October 3, 2002, Kelsey-Hayes Company filed a declaratory judgment action against International Truck in the Circuit Court for the County of Oakland, Michigan seeking a judgment declaring that International Truck has no right to recover any of the costs associated with the voluntary recall. Management believes the Kelsey-Hayes’ claim is meritorious and intends to prosecute vigorously, but cannot predict the outcome of this lawsuit.

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

Sale of Aeronautical Systems

On October 1, 2002, the Company completed the sale of its Aeronautical Systems business that was previously announced in June 2002. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented. In addition, the assets and liabilities of the Aeronautical Systems business have been reclassified as held for sale. As a result of the sale, an updated valuation of the business under SFAS 142 was conducted in the second quarter of 2002. The valuation resulted in impairment of goodwill of $483 million in the second quarter of 2002. In addition, an adjustment to the loss on the sale of $110 million after taxes was recorded in the third quarter of 2002 due primarily to an additional curtailment loss of the UK pension plan resulting from a further decline in pension asset values, additional translation losses and expenses. These adjustments were reflected in the Statement of Operations for the nine-month period ended September 30, 2002.

The results of Aeronautical Systems were as follows:

	Quarter ended		Nine months ended
	September 30		September 30

(In millions)	2002	2001	2002	2001

Sales	$266	$269	$756	$804

Earnings(loss) from operations	$41	$19	$(406)	$77
Loss on sale	(79)	—	(261)	—

Earnings(loss) before taxes	(38)	19	(667)	77
Income taxes	44	6	87	26

Earnings(loss) from discontinued operations	$(82)	$13	$(754)	$51

The major classes of assets and liabilities for Aeronautical Systems were as follows:

	September 30	December 31
(In millions)	2002	2001

Accounts receivable	$222	$178
Inventories	222	188
Intangible assets – net	344	336
Property, plant and equipment	308	259
Goodwill	331	744
Other assets	223	313

Total assets	$1,650	$2,018

Accounts payable	$146	$167
Other liabilities	285	256

Total liabilities	$431	$423

Independent Accountants’ Review Report

Audit Committee of the
Board of Directors
TRW Inc.

We have reviewed the accompanying unaudited balance sheet of TRW Inc. and subsidiaries as of September 30, 2002, and the related unaudited statements of operations for the three-month and nine-month periods ended September 30, 2002 and 2001, and statements of cash flows for the nine-month periods ended September 30, 2002 and 2001, included in the Form 10-Q of TRW Inc. for the quarterly period ended September 30, 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of TRW Inc. as of December 31, 2001, and the related statements of operations, cash flows, and changes in shareholders’ investment for the year then ended (not presented herein), and in our report dated January 22, 2002 (except for the “Discontinued Operations” note, as to which the date is August 27, 2002), we expressed an unqualified opinion on those financial statements. Those financial statements and our report on them are included in the Form 8-K of TRW Inc. filed on September 3, 2002. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Cleveland, Ohio
October 16, 2002

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

On October 1, 2002, the Company completed the sale of its Aeronautical Systems business that had been announced in June 2002. The results of operations of this business are reported as discontinued operations, net of applicable income taxes, for all periods presented. In addition, the assets and liabilities of the Aeronautical Systems business have been reclassified as held for sale. Refer to the Sale of Aeronautical Systems note to financial statements for further discussion.

On June 30, 2002 the Company, Northrop Grumman Corporation (Northrop) and Richmond Acquisition Corp., a wholly-owned subsidiary of Northrop, entered into a definitive merger agreement, whereby Northrop will acquire all of the Company’s outstanding common stock and the Company will become a wholly-owned subsidiary of Northrop. In the merger, each share of the Company’s common stock will be converted into the right to receive a number of shares of Northrop common stock equal to the exchange ratio. The exchange ratio is calculated by dividing $60 by the average closing sale prices for a share of Northrop common stock on the New York Stock Exchange during the five consecutive trading days ending on (and including) the second trading day prior to the date the merger is completed. However, in no event will the exchange ratio be greater than 0.5357 ($60/$112) or less than 0.4348 ($60/$138), even if the actual average price per share of Northrop common stock used to calculate the exchange ratio is less than $112 or greater than $138. On October 16, 2002, the European Commission announced that it had completed its review and approved the transaction. The statutory waiting period applicable to the merger pursuant to the U.S. Hart-Scott-Rodino Act expired on October 15, 2002, although the Department of Justice is still reviewing the transaction. Northrop and the Company have agreed that they will notify the Justice Department of their intent to complete the transaction no sooner than ten business days prior to the earlier of Northrop’s stockholders meeting or the Company’s shareholders meeting relating to the merger. The merger requires approval by the shareholders of the Company and Northrop and both companies have scheduled special meetings of shareholders for December 11, 2002 to vote on the proposed merger. Northrop has announced that after the completion of the merger, it plans to separate the Company’s automotive business, either through a sale or a spin-off of the business to shareholders.

Results of Operations

(In millions except per share data)

	Quarter ended September 30				Nine months ended September 30

				Percent				Percent
	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Sales	$3,946	$3,593	$353	10%	$12,065	$11,501	$564	5%
Segment profit from continuing operations before taxes and extraordinary items	208	85	123	147%	696	386	310	81%
Earnings(loss) from continuing operations before extraordinary items	95	(93)	188	nm	297	(73)	370	nm
Discontinued operations	(82)	13	(95)	nm	(754)	51	(805)	nm
Extraordinary items	—	—	—	nm	2	—	2	nm
Net earnings(loss)	13	(80)	93	nm	(455)	(22)	(433)	nm
Diluted earnings(loss) per share:
Continuing operations before extraordinary items	0.74	(0.75)	1.49	nm	2.33	(0.58)	2.91	nm
Discontinued operations	(0.64)	0.10	(0.74)	nm	(5.92)	0.40	(6.32)	nm
Extraordinary items	—	—	—	nm	0.02	—	0.02	nm
Net earnings(loss)	0.10	(0.65)	0.75	nm	(3.57)	(0.18)	(3.39)	nm
Effective tax rate from continuing operations	38.4%	31.2%			35.5%	14.6%

nm – not meaningful

The third quarter 2002 sales of $3,946 million increased 10 percent compared to $3,593 million in the third quarter of 2001. The increase was the result of higher automotive production volumes of $178 million, primarily in North America, a net increase in sales in the defense businesses of approximately $135 million and the favorable effects of foreign currency exchange of $72 million, partially offset by lower pricing of $27 million.

Earnings from continuing operations before extraordinary items for the third quarter of 2002 were $95 million, or $0.74 per share, compared to a loss of $93 million, or $0.75 per share, for the third quarter of 2001. Net earnings and net earnings per share for the third quarter 2002 were $13 million, or $0.10 per share, compared to a net loss of $80 million, or $0.65 per share, in 2001. The Company reported a net loss from discontinued operations of $82 million after tax, or $0.64 per share, for the third quarter of 2002, of which earnings from operations were $28 million after tax, or $0.21 per share, compared to earnings from operations of $13 million after tax, or $0.10 per share, in the third quarter of 2001. Adjusting the third quarter of 2001 for the effect of adopting SFAS 142 on January 1, 2002, third quarter net earnings from continuing operations for 2001 would have increased by $18 million, or $0.15 per share.

Unusual items in the third quarter of 2002 negatively impacted earnings from continuing operations by $20 million after tax, or $0.15 per share. Unusual items in 2002 included after tax charges for asset impairments of $22 million, costs associated with Northrop’s exchange offer of $14 million and for restructuring, primarily Automotive, of $3 million, which were offset partially by a favorable litigation ruling of $16 million after tax and gains on asset sales of $3 million after tax. For the third quarter 2001, unusual items negatively impacted earnings from continuing operations by $155 million after tax, or $1.24 per share. The unusual items in the third quarter 2001 included after tax charges of $184 million for asset impairments, $63 million for pending and threatened litigation, and restructuring costs of $19 million, offset by after tax gains from the sales of assets, primarily RFMD common stock, of $111 million.

Gross profit of $507 million in the third quarter of 2002 increased $5 million from $502 million in 2001. Gross profit in 2002 included unusual items related to charges for asset impairment and restructuring of $6 million and $5 million, respectively. Gross profit in the third quarter of 2001 was also negatively impacted by charges for asset impairment of $14 million and restructuring of $5 million. Excluding the effects of unusual items, gross profit decreased $3 million. Although sales for the third quarter of 2002 increased from the third quarter of 2001, gross profit decreased due to unfavorable product mix and product introductions resulting in lower pricing of $27 million, partially offset by net cost reductions of $12 million, increased volume of $7 million and higher pension income of $6 million. Gross profit included $70 million and $64 million of net pension income from an overfunded pension plan in the third quarters of 2002 and 2001, respectively. Gross profit margin (gross profit as a percentage of sales) was 12.8 percent for the third quarter 2002, down from 14.0 percent in the third quarter 2001. Excluding unusual items, gross profit margin would have been 13.1 percent and 14.5 percent for the third quarters of 2002 and 2001, respectively. This decrease in gross profit margin is primarily a result of adverse product mix and costs associated with continued introduction of new product launches in Automotive.

Administrative and selling expenses of $195 million in the third quarter 2002 decreased $16 million compared to $211 million in the third quarter of 2001. Administrative and selling expenses included expenses associated with Northrop’s exchange offer of $15 million in the third quarter of 2002 and $21 million in restructuring charges in 2001. Without those unusual items, administrative and selling expenses decreased $10 million due primarily to reduced headcount and related expenses from the Company’s corporate restructuring actions taken in 2001.

Research and development expenses of $83 million in the third quarter of 2002 decreased $12 million from $95 million in the third quarter of 2001. The decrease was due to lower spending of $12 million in Space & Electronics primarily from programs discontinued in 2002.

As a result of lower average debt outstanding, lower short-term interest rates in the United States and $7 million of interest associated with a tax refund in the third quarter of 2002, interest expense in the third quarter of 2002 decreased $27 million to $90 million compared to the third quarter of 2001 of $117 million.

Amortization of intangible assets and goodwill of $4 million in the third quarter of 2002 decreased $32 million compared to $36 million in the third quarter of 2001, primarily as a result of the adoption of SFAS 142, January 1, 2002, whereby the Company no longer amortizes goodwill of $22 million and an impairment charge of $10 million related to intangible assets in 2001.

Other (income)expense-net was income of $19 million in the third quarter of 2002 compared to expense of $178 million in 2001. Included in 2002 was a $25 million gain as a result of a favorable litigation ruling, offset by $21 million related to asset impairments. Included in 2001 were gains on sales of assets, primarily sales of shares of RFMD common stock, of $174 million, net charges related to pending and threatened litigation of $97 million and asset impairments of $257 million, primarily related to the Company’s investment in Astrolink.

The effective income tax rate from continuing operations was 38.4 percent in the third quarter of 2002 compared to 31.2 percent in the third quarter of 2001. Excluding unusual items, the effective income tax rate from continuing operations would have been 32.3 percent in the third quarter of 2002 and 36.0 percent in the third quarter of 2001. The effective income tax rate for the third quarter of 2002 was reduced primarily by lower non-U.S. losses and the elimination of the amortization of nondeductible goodwill.

Sales for the first nine months of 2002 of $12,065 million increased $564 million, or 5 percent, compared to $11,501 million in 2001. The increase in sales was due to higher Automotive volume, primarily in North America of $382 million, a net increase in the volume on new defense programs and an increase in customer requirements on existing programs, of $243 million and favorable foreign currency exchange of $105 million, partially offset by lower pricing of $84 million and divestitures of $81 million.

Earnings from continuing operations before extraordinary items for the first nine months of 2002 were $297 million, or $2.33 per share, compared to a loss of $73 million, or $0.58 per share, in 2001. Net earnings and net earnings per share for the first nine months of 2002 were a loss of $455 million, or $3.57 per share, compared to a loss of $22 million, or $0.18 per share, in 2001. The Company reported a net loss from discontinued operations of $754 million, or $5.92 per share, for the nine months ended September 30, 2002, of which earnings from operations were $56 million after tax, or $0.44 per share, compared to earnings of $51 million, or $0.40 per share, for the nine months ended September 30, 2001. In the first quarter of 2002, the Company recorded, as extraordinary items, gains on the early extinguishment of debt of $2 million after tax, or $0.02 per share. Adjusting the first nine months of 2001 for the effect of adopting SFAS 142, net earnings from continuing operations for the first nine months of 2001 would have increased by $53 million, or $0.42 per share.

Unusual items for the first nine months of 2002 negatively impacted earnings from continuing operations by $32 million, or $0.25 per share. Unusual items in 2002 included after tax charges of $36 million related to the Company’s activities associated with Northrop’s exchange offer, restructuring and asset impairment charges of $33 million, partially offset by after tax gains on asset sales of $16 million and the sale of RF Micro Devices (RFMD) common stock of approximately $5 million. For the first nine months of 2001, unusual items negatively impacted earnings from continuing operations by $233 million after tax, or $1.87 per share. The unusual items for the first nine months of 2001 included a $236 million after tax charge for asset impairments, other after tax charges, primarily automotive restructuring, of $73 million and pending and threatened litigation of $63 million. These charges were partially offset by after tax gains from asset sales of $139 million.

Gross profit of $1,627 million for the first nine months of 2002 increased $92 million from $1,535 million in 2001. Unusual items included in gross profit in the first nine months of 2002 related to restructuring and asset impairment charges of $14 million and $7 million, respectively. Gross profit in the first nine months of 2001 included unusual items for restructuring charges of $34 million and asset impairment charges of $14 million. Excluding the effect of unusual items, gross profit increased $65 million year over year. The increase was primarily due to net cost reductions of $109 million, increased volume of $14 million and a net reduction of $43 million in expenses, primarily as a result of a product recall in 2001, and higher pension income of $9 million, partially offset by price reductions of $84 million, and the effect of divestitures of $22 million. Gross profit for the first nine months of 2002 and 2001 included $193 million and $184 million, respectively, of net pension income from an overfunded pension plan. Gross profit margin was 13.5 percent for the first nine months of 2002 compared to 13.3 percent in 2001. Excluding unusual items, gross profit margin would have been 13.7 percent and 13.8 percent for the nine months ended September 30, 2002 and 2001, respectively.

Administrative and selling expenses of $621 million for the first nine months of 2002 decreased $33 million compared to $654 million in 2001. Excluding unusual items in 2002 of $44 million for expenses incurred related to the Northrop exchange offer and in 2001 related to restructuring charges of $52 million, administrative and selling expenses decreased $25 million. The decrease was primarily due to the result of the Company’s corporate and Automotive restructuring actions taken in 2001, and the effect of divestitures of $10 million, offset by higher spending on new programs and initiatives in Space &

Electronics of $12 million and increased expenditures on reimbursable governmental contracts of $14 million.

Research and development expenses of $276 million for the first nine months of 2002 decreased $12 million from $288 million in 2001. The decrease was due primarily to a decline in spending of $15 million in 2002 related to programs in Systems.

Interest expense of $295 million for the first nine months of 2002 decreased $73 million from $368 million in 2001, primarily due to lower average debt outstanding, lower short-term interest rates in the United States and $7 million of interest associated with a tax refund in 2002.

Amortization of intangible assets and goodwill of $12 million for the first nine months of 2002 decreased $72 million compared to $84 million in the first nine months of 2001, as a result of the Company no longer amortizing goodwill of $63 million and an impairment charge of $10 million related to intangible assets in 2001.

Other (income)expense-net was income of $37 million in the first nine months of 2002 and expense of $226 million in 2001. Included in 2002 were amounts related to a favorable litigation ruling of $25 million, net gain on asset sales of $31 million, offset by $24 million related to asset impairment charges. Included in 2001 were the following items: gains on sales of assets, primarily sales of shares of RFMD common stock, of $199 million, a charge related to pending and threatened litigation of $97 million and asset impairment charges of $322 million, primarily related to the Company’s investment in Astrolink.

The effective income tax rate from continuing operations was 35.5 percent for the nine months ended September 30, 2002 compared to 14.6 percent in 2001. Excluding unusual items, the effective income tax rate from continuing operations would have been approximately 33.0 percent for the nine months ended September 30, 2002 and 36.4 percent for 2001. The effective income tax rate for 2002 was reduced primarily by non-U.S. losses and the elimination of the amortization of nondeductible goodwill.

Results of Segments

Automotive

	Quarter ended September 30				Nine months ended September 30

				Percent				Percent
(In millions)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Sales	$2,545	$2,327	$218	9%	$7,956	$7,634	$322	4%
Profit before taxes	120	92	28	32%	407	298	109	37%
Unusual items-income(expense) included in profit before taxes	(9)	(22)	13		(21)	(50)	29

Sales of $2,545 million for the third quarter of 2002 increased 9 percent compared to $2,327 million in the third quarter of 2001. The increase resulted from higher volumes, primarily from strengthening North American build rates and sales from new products, of $178 million and the favorable effect of foreign currency exchange of $72 million, offset by lower pricing of $27 million and the effect of divestitures in 2001 of $5 million.

Profit before taxes for the third quarter of 2002 increased $28 million, or 32 percent, compared to the third quarter of 2001. Unusual items in the third quarter of 2002, which primarily consisted of restructuring and asset impairment charges, negatively impacted profit before taxes by $9 million. Unusual items for the third quarter of 2001 included restructuring charges of $19 million and asset impairment charges of $15 million, offset by gains on the sale of assets of $12 million. Excluding the effect of adopting SFAS 142 of $18 million and a net decrease in unusual items of $13 million, 2002 profit before taxes decreased $3 million compared to 2001. Although sales increased for the third quarter of 2002 compared to the third quarter of 2001, the decrease in profit resulted from adverse product mix and costs associated with new product launches. The decrease in profit before taxes resulted from lower pricing of $27 million and lower European vehicle production and unfavorable product mix of $12 million, partially offset by net cost reductions of $18 million combined with higher volume, primarily in North America of $19 million.

Sales of $7,956 million for the nine months ended September 30, 2002 increased $322 million, or 4 percent, compared to 2001. The increase resulted from higher volume, primarily in North America, of $382 million and the favorable effect of foreign currency exchange of $105 million, partially offset by lower pricing of $84 million and the effect of divestitures of $81 million.

Profit before taxes for the first nine months increased $109 million, or 37 percent, compared to 2001. Excluding the effect of adopting SFAS 142 of $49 million and the net change in unusual items of $29 million, 2002 profit before taxes increased $31 million compared to 2001. Unusual items in 2002, which consisted of restructuring charges of approximately $12 million and asset impairment and other charges of $9 million, negatively impacted profit before taxes by $21 million. Unusual items for the first nine months of 2001 negatively impacted profit before taxes by $50 million and included restructuring charges of $72 million and asset impairment charges of $15 million, offset by net gains on asset sales primarily related to Lucas Diesel Systems and the aftermarket business in India and Turkey of $37 million. The segment’s cost reduction initiatives combined with the absence of a seat belt recall in 2001 totaling $134 million, more than offset lower pricing of $84 million, the effects of divestitures of $11 million and the unfavorable effect of foreign currency exchange of $4 million.

Severance costs and plant closing accruals related to restructuring plans, including reorganizing and downsizing operations, were $145 million at December 31, 2001. During the nine months ended September 30, 2002, additional net charges of $11 million before tax were recorded primarily in cost of sales, of which $2 million was recorded in the third quarter. For the third quarter and nine months ended September 30, 2002, $30 million and $81 million, respectively, was used for severance payments and costs related to the consolidation of certain facilities. A gross reduction of over 1,500 employees as well as the closure of three manufacturing facilities related to these restructuring programs were achieved during the nine months ended September 30, 2002. The majority of the remaining balance of $75 million is expected to be used by the end of 2002.

Systems

	Quarter ended September 30				Nine months ended September 30

				Percent				Percent
(In millions)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Sales	$905	$761	$144	19%	$2,602	$2,349	$253	11%
Profit before taxes	62	40	22	54%	186	141	45	32%
Unusual items—income(expense) included in profit before taxes	(5)	(13)	8		(3)	(13)	10

Sales of $905 million for the third quarter of 2002 increased $144 million, or 19 percent, compared to the third quarter of 2001 due to new business of $75 million and higher volume from existing programs, including the Intercontinental Ballistic Missile Prime Integration (ICBM) program as well as defense and intelligence programs of $84 million. The higher sales were partially offset by lower volume on contracts nearing completion or completed of $15 million.

Profit before taxes of $62 million for the third quarter 2002 increased $22 million, or 54 percent, compared to the third quarter of 2001. Included in the third quarter of 2002 profit before taxes was a $5 million asset impairment charge related to the write-down of the assets of a commercial business. Included in the third quarter of 2001 profit before taxes were asset impairment charges of $13 million primarily related to the write-down of certain intangible assets. Excluding the effect of adopting SFAS 142 of $4 million and the net change in unusual items of $8 million, profit before taxes in the third quarter of 2002 increased $10 million compared to third quarter of 2001. The increase was primarily due to higher sales volume.

Sales of $2,602 million for the nine months of 2002 increased $253 million, or 11 percent, compared to $2,349 million in 2001. This increase was due to new business volume of $192 million and existing core programs, including the ICBM program as well as defense and intelligence programs of $165 million, which was partially offset by lower volume on contracts nearing completion or completed of $104 million.

Profit before taxes for the nine months ended September 30, 2002 of $186 million increased $45 million, or 32 percent, compared to $141 million in 2001. Included in 2002 was an asset impairment charge of $5 million for the write-down of assets and a gain on the sale of assets of $2 million. Included in 2001 were asset impairment charges of $13 million. Excluding the effect of adopting SFAS 142 of $13 million and the net change in unusual items of $10 million, profit before taxes increased $22 million in 2002 compared to 2001, reflecting strong program performance and increased sales volume.

Space & Electronics

	Quarter ended September 30				Nine months ended September 30

				Percent				Percent
(In millions)	2002	2001	Change	Inc (Dec)	2002	2001	Change	Inc (Dec)

Sales	$496	$505	$(9)	(2%)	$1,507	$1,518	$(11)	(1%)
Profit (loss) before taxes	26	(47)	73	nm	103	(53)	156	nm
Unusual items-income(expense) included in profit before taxes	(12)	(73)	61		(3)	(143)	140

Sales for the third quarter of 2002 of $496 million decreased $9 million compared to the third quarter of 2001 due to the effect of contracts winding down or that were discontinued, primarily Astrolink, of $110 million, which were partially offset by higher volume of approximately $100 million on new and existing core programs, such as the advanced extremely high frequency (AEHF) satellite and avionics modules.

Profit before taxes of $26 million for the third quarter of 2002 increased $73 million compared to a loss of $47 million in the third quarter of 2001. Unusual items in the third quarter of 2002 of $12 million related to asset impairment charges for the write-down of investments and a loss on the sale of assets. Unusual items in the third quarter of 2001 included asset impairment charges of $242 million related to the Company’s investment in Astrolink, offset by net gains of $169 million, primarily from the sales of shares of RFMD common stock. Excluding the net change in unusual items of $61 million, profit before taxes in 2002 increased $12 million compared to the prior year. The increase was a result of higher volume and performance from core programs of $16 million, lower expenses related to commercializing technologies of $15 million and reduced equity losses of affiliates of $5 million, offset by contracts winding down and the discontinuation of the Astrolink program, of $23 million.

Sales for the nine months ended September 30, 2002 of $1,507 million decreased $11 million compared to $1,518 million in 2001 as lower volume from contracts winding down and the discontinuance of Astrolink totaling $269 million were partially offset by higher volume on new and existing programs, including technology contracts, of $259 million.

Profit before taxes for the nine months ended September 30, 2002 of $103 million increased $156 million from a loss of $53 million in 2001. Unusual items in 2002 included asset impairment charges related to the write-down of investments of $10 million, offset by net gains on the sale of assets, primarily RFMD common stock, of $7 million. Unusual items in 2001 included in profit before taxes were asset impairment charges of $242 million related to the Company’s investment in Astrolink, charges of $65 million related to the Company’s investment in, and its share of asset impairment recorded by Endwave and restructuring charges of $6 million, partially offset by gains, primarily sales of shares of RFMD common stock, of $170 million. Excluding the effect of the unusual items and the adoption of SFAS 142, profit before taxes in 2002 increased $15 million compared to 2001. The increase was a result of higher volume and improved performance from core programs of $54 million, a net reduction of equity losses of affiliates and expenses related to commercializing technologies, of $19 million, partially offset by contracts winding down and the discontinuance of the Astrolink program, of $58 million.

Corporate and Other

Excluding unusual items of $10 million in the third quarter of 2002, corporate expense and other declined $8 million compared to third quarter of 2001, primarily as a result of reduced headcount and related costs resulting from the 2001 corporate restructuring. Unusual items in the third quarter of 2002 included before tax gains of $25 million related to a favorable litigation ruling, offset by charges for the Company’s activities associated with Northrop’s exchange offer of $15 million.

Excluding the net change in unusual items of $126 million, corporate expense and other for the first nine months of 2002 declined $36 million compared to the first nine months of 2001, primarily as a result of reduced headcount and related costs resulting from the 2001 corporate restructuring. Unusual items in the first nine months of 2002 included before tax charges of $44 million related to the Company’s activities associated with Northrop’s exchange offer, offset by gains related to a favorable litigation ruling of $25 million and net gains on the sale of real estate of $15 million. Unusual items in the first nine months of 2001 included charges for pending and threatened litigation of $105 million and restructuring and asset impairment charges of $25 million.

Net employee benefits income for the first nine months of 2002 of $126 million increased $5 million compared to 2001 primarily due to favorable exchange rates on the Company’s UK pension plan.

Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS 141, “Business Combinations,” SFAS 142, “Goodwill and Intangible Assets,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 141 requires that acquisitions entered into after June 30, 2001 are to be accounted for using the purchase method and establishes criteria to be used in determining whether acquired intangible assets are to be separated from goodwill. As a result of the Company’s analysis, only the value of assembled workforce of approximately $54 million was reclassified from intangible assets to goodwill at January 1, 2002.

SFAS 142 sets forth the accounting for goodwill and intangible assets already recorded. Commencing January 1, 2002, goodwill is no longer being amortized. Goodwill was tested for impairment by comparing the assets’ fair values to their carrying values. During the second quarter of 2002, management completed the valuations of its reporting units and based on the valuations, goodwill was determined not to be impaired. Refer to the Sale of Aeronautical Systems note to financial statements for the results of the valuation on the assets held for sale. With the adoption of SFAS 142, the Company also reassessed the useful lives and residual values of all acquired intangible assets to make any necessary amortization period adjustments, which resulted in no adjustments being made. In accordance with SFAS 142, amounts in 2001 have not been restated.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for costs associated with exit or disposal activities be recognized when the liability is incurred rather than when an entity commits to an exit plan. SFAS 146 also provides that the liability be initially measured at fair value. The statement is effective for the Company beginning January 1, 2003. Management will evaluate the impact of SFAS 146 upon adoption.

Liquidity and Financial Position

Operating cash flow from continuing operations for the nine months ended September 30, 2002 of $614 million, proceeds from the sale of assets of $94 million and other items of $3 million were used for capital expenditures of $350 million, dividend payments of $67 million and other financing activities of $194 million. As a result, cash and cash equivalents increased $100 million. Operating cash flow from continuing operations for the nine months ended September 30, 2001 of $549 million and proceeds from the sale of assets of $169 million were used for capital expenditures of $440 million, dividend payments of $132 million, other financing activities of $104 million and other items of $68 million. As a result, cash and cash equivalents decreased $26 million.

Net debt (short-term debt, the current portion of long-term debt and long-term debt, less cash and cash equivalents) was $5.3 billion at September 30, 2002 and $5.5 billion at December 31, 2001. The ratio of net debt to total capital (net debt, minority interests and shareholders’ investment) was 72 percent at September 30, 2002 and 71 percent at December 31, 2001. The percentage of fixed rate debt to total debt was 79 percent at September 30, 2002 compared to 85 percent at the end of 2001.

At September 30, 2002, short-term debt was $763 million, an increase of $648 million since December 31, 2001. The increase in short-term debt was principally due to the repayment of $700 million of U.S. long-term debt that matured during the first half of 2002. These repayments were funded through the issuance of commercial paper in the U.S.

Commercial paper borrowings outstanding at September 30, 2002 totaled $518 million with an average cost of 2.6 percent and maturities of less than one week. The credit ratings of the Company’s debt continue to be classified as on watch with negative implications by Standard & Poor’s Rating Services and Moody’s Investors Services, Inc. These classifications continue to increase the cost of borrowing and decrease the availability of commercial paper with longer maturities to the Company.

The Company amended and restated the $1.8 billion revolving credit agreement that expired on January 22, 2002 in a reduced aggregate amount of $1.25 billion with 20 banks. This agreement will expire January 21, 2003. The Company has an option to extend the maturity of outstanding borrowings at that time to January 21, 2004. The Company continues to maintain an additional revolving credit agreement in an amount of $1 billion that will expire in January 2005. Both of the revolving credit agreements provide an alternative source of liquidity and backup support for commercial paper and other short-term borrowings. There were no borrowings outstanding under the Company’s revolving credit agreements at September 30, 2002. The Company is in compliance with the covenants contained in these agreements.

At September 30, 2002, the aggregate amount of funds provided by accounts receivable securitized was $308 million, a decrease of $19 million since December 31, 2001. During the third quarter, the Company reduced the maximum aggregate amount available under the securitization agreement by $25 million to $325 million in contemplation of the sale of the Aeronautical Systems business. The accounts receivable securitized are accounted for as a sale of the receivables and has the effect of reducing the amount of short-term debt reported by the Company.

Long-term debt (including the current portion of long-term debt) at September 30, 2002 was $4.9 billion, a decrease of $0.7 billion since December 31, 2001. This decrease was principally due to the repayment of $700 million of maturing U.S. long-term debt during the first half of 2002. During the first quarter, the Company refinanced $250 million of commercial paper borrowings by entering into a term loan agreement with 10 banks due January 25, 2005. The interest rate under the agreement is either the prime rate or a rate based on London Interbank Offered Rate (LIBOR), at the option of the Company.

At September 30, 2002, $100 million of short-term obligations were reclassified to long-term obligations as the Company intends to refinance the obligations on a long-term basis and has the ability to do so under its revolving credit agreements. This is a reduction of $250 million since December 31, 2001.

As of October 31, 2002, the Company has used a portion of the proceeds from the sale of the Aeronautical Systems business to repay $605 million in commercial paper and bank term loans.

At September 30, 2002, the fair value of the hedge portion of the Company’s share sale agreements was $207 million, an increase of $63 million from December 31, 2001, as a result of changes in the underlying stocks hedged. The fair value of the Company’s foreign currency derivative contracts was a gain of $33 million at September 30, 2002, which is an increase of $78 million from December 31, 2001, due primarily to strengthening of the euro and British pound sterling.

The Company has $1.2 billion available under its universal shelf registration statement for issuance of securities.

If the transaction contemplated by the merger agreement with Northrop is consummated, the Company will become a wholly-owned subsidiary of Northrop. The closing of the merger will constitute an event of default under the Company’s revolving credit agreements, long-term bank loan agreements and accounts receivable securitization program. Such an event of default would provide the lenders under the Company’s revolving credit facilities and outstanding term loans the right to accelerate payment of borrowings under and cancel the agreements. Such an event of default would also be cause for termination of the Company’s accounts receivable securitization program. The Company plans to repay or restructure such indebtedness or facilities, negotiate waivers of any such termination events or make alternative arrangements in conjunction with Northrop to avoid a disruption in the Company’s sources of liquidity. However, there can be no assurance as to the nature or adequacy of any plans or arrangements that may be ultimately implemented. Additionally, prior to the contemplated merger with Northrop, the Company anticipates that it may also be required to restructure, suspend or terminate its accounts receivable securitization program to facilitate certain contemplated internal corporate restructuring actions designed to enable the Company to separate its automotive business and non-automotive businesses. Any such restructuring, suspension or termination of the accounts receivable securitization program prior to the contemplated merger will reduce the Company's sources of liquidity.

Under the merger agreement, the Company expects to make a number of payments at or prior to the time of the merger related to outstanding awards under the Company’s long-term incentive plans, the funding of trusts pursuant to the terms of existing employment continuation agreements and the Company’s key executive life insurance plan, annual incentive compensation, agreements with financial advisors and other merger-related expenses. The Company currently estimates that the maximum aggregate amount of such payments will be approximately $775 million. This amount includes an estimated $140 million maximum amount that may become payable under the cash election alternative right that the Company expects to provide holders of the Company’s stock options pursuant to the merger agreement with Northrop. This estimate is based on the total number of these securities outstanding as of October 31, 2002, and assumes no exercises or terminations of stock options between that date and the closing of the merger. To the extent options are exercised or terminated or to the extent option holders do not elect such payment, the amount of cash payments due from the Company would be reduced.

The amount of certain payments included in the amounts set forth above would depend on the price of TRW common stock over a period of time preceding the merger, and the foregoing estimates are based on a stock price of $60 per share. The maximum amount of cash payments would be reduced or increased to the extent the relevant average TRW stock price is below or above $60 per share. The Company cannot predict what the relevant average trading price will be and the use of that assumed price does not imply that the relevant price will be at or approximate $60.

Management believes that the Company will have adequate funds available to make the foregoing payments and to continue to meet its other cash needs. The Company expects to use a portion of the proceeds from the sale of its Aeronautical Systems business together with funds from alternative sources arranged in conjunction with Northrop, if needed, to fund such payments. However, the foregoing payment obligations may have a material adverse affect on the Company’s cash flow prior to and following the merger and may adversely affect the Company’s liquidity position.

Including the assets and liabilities of the Aeronautical Systems business that were held for sale, the Company had a working capital deficiency of $49 million at September 30, 2002 due primarily to effective working capital management and debt maturing within one year. Subject to the payment obligations referred to above concerning the merger transaction, management believes that sufficient resources from funds generated by operations, dispositions and existing borrowing capacity are available to maintain liquidity.

If current declines in the equity markets and interest rates continue through the end of the year, the Company believes that it will be required to record a significant minimum pension liability adjustment as of December 31, 2002 in accordance with SFAS No. 87, “Employers’ Accounting for Pensions”. The minimum pension liability would reflect the amount that the pension plans’ accumulated benefit obligation exceeds the plans’ assets in excess of amounts previously accrued for pension costs. A large portion of the charge would be recorded as a reduction to shareholders’ investment, as a component of accumulated other comprehensive income(loss). If the Company had to record this charge, the Company will not be in compliance with a covenant under its revolving credit agreements and long-term bank loan agreements. If not cured or otherwise waived, such a violation would result in an event of default under those agreements, which would provide the lenders the right to accelerate payment of borrowings under and cancel the agreements. Such an event of default would also be cause for termination of the Company’s accounts receivable securitization program. If the Company had to record such a charge, prior to recording the charge, the Company plans to repay or restructure such indebtedness or facilities, negotiate waivers of any such termination events or make alternative arrangements to avoid a disruption in the Company’s sources of liquidity. However, there can be no assurance as to the nature or adequacy of any plans or arrangements that may be ultimately implemented. At September 30, 2002, there were no borrowings outstanding under the Company’s revolving credit agreements.

Other Matters

On August 30, 2002, the Company redeemed all outstanding shares of its Cumulative Serial Preference Stock II, $4.40 Convertible Series 1 at a redemption price of $104 per share and all outstanding shares of its Cumulative Serial Preference Stock II, $4.50 Convertible Series 3 at a redemption price of $100 per share.

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

Shareholders should be aware that the preparation of any such forward-looking statements requires the use of estimates of future revenues, expenses, activity levels and economic and market conditions, many of which are outside the Company’s control. Further, the Company’s results could be affected by the ability to obtain new contract awards; the level of defense funding by the government and the termination of existing government contracts; pricing pressures from customers; moderation or decline in the automobile build rate; changes in consumer debt levels; work stoppages; unanticipated downturn in the financial condition of, or business relationships with customers or suppliers; the ability to reduce the level of outstanding debt from cash flow from operations and the proceeds from asset dispositions; a credit rating downgrade; increase in interest rates; customer recall and warranty claims; product liability and litigation issues; changes to the regulatory environment regarding automotive safety; the introduction of competing products or technology by competitors; the ability to attract and retain skilled employees with high-level technical competencies; the financial results of companies in which the Company has made technology investments; the availability of funding for research and development; economic, regulatory and political domestic and international conditions; fluctuations in currency exchange rates; and the impact of additional terrorist attacks, which could result in reduced automotive production, disruptions to the transportation system, or significant and prolonged disruption to air travel. In addition, there can be no assurance: (i) regarding the completion of the Company’s proposed merger with Northrop, (ii) that the necessary government approvals for such transaction will be obtained; (iii) that the Company will be successful in reducing the amount of its indebtedness, or that the methods described for debt reduction will be utilized; (iv) regarding the nature or adequacy of any plans or arrangements that may be implemented with respect to events of default or termination events that may occur upon the closing of the proposed merger with Northrop under TRW’s debt facilities or receivables securitization program; (v) as to the amount by which debt will be reduced; (vi) that the Company’s strategic plan will deliver any particular level of value to TRW shareholders; (vii) that defense spending will rise and research, development, test and evaluation budgets will increase; (viii) that North American 2002 light vehicle production will increase from 2001 levels; (ix) that 2002 earnings per share estimates will be met or exceeded; (x) with respect to the expected amounts of the Company’s operating cash flows in 2002, that such amounts will be utilized to reduce the amount of the Company’s indebtedness; (xi) with respect to the amounts that will be realized, if any, by the Company from divestitures; (xii) with respect to the amount of sales, earnings per share or cash flow that will be realized by the Company in 2002; or (xiii) that the Company’s costs will decrease in 2002. Other factors and assumptions not identified above are also involved in the preparation of forward-looking statements, and the failure of such other factors and assumptions to be realized may also cause actual results to differ materially from those discussed. The Company assumes no obligation to update such estimates to reflect actual results, changes in assumptions or changes in other factors affecting such estimates other than as required by law. The above list of important factors is not exclusive.

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

Based on the Company’s interest rate exposure on variable rate borrowings at September 30, 2002, a one-percentage-point increase in the average interest rate on the Company’s variable rate borrowings would increase future interest expense by approximately $1 million per month.

Based on the Company’s exposure to foreign currency exchange rate risk resulting from derivative foreign currency instruments outstanding at September 30, 2002, a 10 percent uniform strengthening in the value of the U.S. dollar relative to the currencies in which those derivative foreign currency instruments are denominated would result in a $108 million loss in fair value.

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

Refer to the Financial Instruments note to financial statements for further discussion of derivative instruments as of September 30, 2002.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer of the Company’s Space & Electronics business and the President and Chief Executive Officer of the Company’s Automotive business (the Company’s principal executive officers) and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the principal executive officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.

Subsequent to the evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Except as described in Part II, Item 1 of TRW’s Form 10-Q filing for the quarters ended March 31, 2002 and June 30, 2002, there have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in TRW’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 5. Other Information

During the third quarter of 2002, the Board of Directors determined to award Kenneth W. Freeman a one-time payment of $100,000 as special compensation for his services as the Company’s lead director, in recognition of the exceptional time and effort Mr. Freeman has devoted to the Company since February 2002.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	2(a)	Amendment No. 1, dated as of October 1, 2002, between Goodrich Corporation and TRW Inc. to the Master Agreement of Purchase and Sale dated as of June 18, 2002. (Exhibit 2.2 to TRW Inc. Current Report on Form 8-K filed on October 16, 2002, File No. 1-2384, is incorporated herein by reference)

	10(a)	Amendment No. 3, dated as of August 19, 2002 to Receivables Purchase Agreement dated as of November 20, 2001 among TRW Receivables Inc., as Seller, TRW Inc., as Servicer, Charta Corporation, Ciesco, L.P., Corporate Asset Funding Company, Inc. and Corporate Receivables Corporation as the Conduit Purchasers, Citibank, N.A. as Committed Purchaser and Managing Agent, and Citicorp North America, Inc., as Agent for the Conduit Purchasers and the Committed Purchasers.

	10(b)	Form of Amendment to Employment Continuation Agreements with executive officers.

	10(c)	Deferred Compensation Plan for Non-Employee Directors of TRW Inc. (as amended and restated effective October 23, 2002)

	10(d)	TRW Inc. Deferred Compensation Plan (as amended and restated effective October 23, 2002)

	10(e)	TRW Benefits Equalization Plan (as amended and restated effective October 23, 2002)

	10(f)	TRW Supplementary Retirement Income Plan (as amended and restated effective October 23, 2002)

	10(g)	Form of 2001-2002 Strategic Incentive Program Grant.

	10(h)	Form of 2001-2003 Strategic Incentive Program Grant.

	10(i)	Form of 2002-2004 Strategic Incentive Program Grant.

	15	Letter re: Unaudited Financial Information

99(a)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(b)	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99(c)	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Current Report on Form 8-K, filed July 1, 2002, regarding the signing of the Agreement and Plan of Merger, dated as of June 30, 2002, by and among TRW Inc., Northrop Grumman Corporation and Richmond Acquisition Corp.

Current Report on Form 8-K, filed August 13, 2002, regarding submission by the principal executive officers and the principal financial officer of sworn statements to the SEC pursuant to Securities and Exchange Commission Order No. 4-460.

Current Report on Form 8-K, filed September 3, 2002, containing restated financial information from TRW’s most recent Form 10-K, reflecting TRW’s Aeronautical Systems business as discontinued operations.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRW Inc.

Date: November 6, 2002	By:	/s/ W. B. Lawrence W. B. Lawrence Executive Vice President, General Counsel and Secretary

	By:	/s/ R. H. Swan R. H. Swan Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Timothy W. Hannemann, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TRW Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ Timothy W. Hannemann Timothy W. Hannemann President and Chief Executive Officer TRW Space & Electronics (Principal Executive Officer)

CERTIFICATIONS

I, John C. Plant, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TRW Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ John C. Plant John C. Plant President and Chief Executive Officer TRW Automotive (Principal Executive Officer)

CERTIFICATIONS

I, Robert H. Swan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TRW Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002	/s/ Robert H. Swan Robert H. Swan Executive Vice President and Chief Financial Officer (Principal Financial Officer)